Form 10-Q
period 2021-09-30
REVLON INC /DE/; REVLON CONSUMER PRODUCTS CORP
filed 2021-11-05
CIK 887921, 890547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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

Indicate by check mark whether each registrant is a shell company (as defined in Rule 12b-2 of the Act).

Revlon, Inc.	Yes	☐	No ☒
Revlon Consumer Products Corporation	Yes	☐	No ☒

Number of shares of common stock outstanding as of September 30, 2021:

Revlon, Inc. Class A Common Stock:	53,659,772
Revlon Consumer Products Corporation Common Stock:	5,260

At such date, (i) 46,223,321 shares of Revlon, Inc. Class A Common Stock were beneficially owned by MacAndrews & Forbes Incorporated and certain of its affiliates; and (ii) all shares of Revlon Consumer Products Corporation ("Products Corporation") Common Stock were held by Revlon, Inc.

Products Corporation meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q as, among other things, all of Products Corporation's equity securities are owned directly by Revlon, Inc., which is a reporting company under the Securities Exchange Act of 1934, as amended, and which filed with the SEC on November 5, 2021 all of the material required to be filed pursuant to Section 13, 14 or 15(d) thereof. Products Corporation is therefore filing this Form 10-Q with a reduced disclosure format applicable to Products Corporation.
2

REVLON, INC. AND SUBSIDIARIES

REVLON, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

REVLON, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in millions, except share and per share amounts)
(Unaudited)

	September 30, 2021	December 31, 2020

ASSETS
Current assets:
Cash and cash equivalents	$73.3	$97.1
Trade receivables (net of allowance for doubtful accounts of $9.0 and $13.0, respectively)	391.3	352.3
Inventories, net	461.5	462.6
Prepaid expenses and other assets	132.7	134.4
Total current assets	1,058.8	1,046.4
Property, plant and equipment (net of accumulated depreciation of $559.9 and $528.9, respectively)	305.9	352.0
Deferred income taxes	23.7	25.7
Goodwill	563.1	563.7
Intangible assets (net of accumulated amortization and impairment of $318.8 and $296.8, respectively)	401.5	430.8
Other assets	95.2	109.1
Total assets	$2,448.2	$2,527.7

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities:
Short-term borrowings	$0.6	$2.5
Current portion of long-term debt	163.8	217.5
Accounts payable	245.6	203.3
Accrued expenses and other current liabilities	400.5	420.9
Total current liabilities	810.5	844.2
Long-term debt	3,302.3	3,105.0
Long-term pension and other post-retirement plan liabilities	186.5	212.4
Other long-term liabilities	215.2	228.1
Stockholders’ deficiency:
Class A Common Stock, par value $0.01 per share: 900,000,000 shares authorized; 58,425,439 and 56,742,513 shares issued, respectively	0.5	0.5
Additional paid-in capital	1,092.7	1,082.3
Treasury stock, at cost: 1,992,225 and 1,774,200 shares of Class A Common Stock, respectively	(37.6)	(35.2)
Accumulated deficit	(2,848.5)	(2,631.7)
Accumulated other comprehensive loss	(273.4)	(277.9)
Total stockholders’ deficiency	(2,066.3)	(1,862.0)
Total liabilities and stockholders’ deficiency	$2,448.2	$2,527.7

See Accompanying Notes to Unaudited Consolidated Financial Statements

REVLON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(dollars in millions, except share and per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Net sales	$521.1	$477.1	$1,463.5	$1,277.7
Cost of sales	221.2	234.3	608.7	600.7
Gross profit	299.9	242.8	854.8	677.0
Selling, general and administrative expenses	256.1	253.4	796.0	739.1
Acquisition, integration and divestiture costs	0.6	0.9	1.8	4.2
Restructuring charges and other, net	9.0	(0.7)	22.8	44.8
Impairment charges	—	—	—	144.1
Loss (gain) on divested assets	0.1	(1.1)	(1.7)	(0.5)
Operating income (loss)	34.1	(9.7)	35.9	(254.7)
Other expenses:
Interest expense, net	63.1	68.7	183.9	178.0
Amortization of debt issuance costs	8.7	7.8	30.7	17.8
Gain on early extinguishment of debt	—	(31.2)	—	(43.1)
Foreign currency losses (gains), net	9.9	(9.8)	11.5	9.1
Miscellaneous, net	0.1	(2.6)	2.8	13.9
Other expenses	81.8	32.9	228.9	175.7
Loss from operations before income taxes	(47.7)	(42.6)	(193.0)	(430.4)
Provision for (benefit from) income taxes	5.4	1.9	23.8	(45.2)
Net loss	$(53.1)	$(44.5)	$(216.8)	$(385.2)
Other comprehensive income (loss):
Foreign currency translation adjustments	(0.6)	2.2	(6.0)	7.3
Amortization of pension related costs, net of tax(a)(b)	3.5	2.8	10.5	9.3
Other comprehensive income, net	2.9	5.0	4.5	16.6
Total comprehensive loss	$(50.2)	$(39.5)	$(212.3)	$(368.6)

Basic and Diluted (loss) earnings per common share:	$(0.98)	$(0.83)	$(4.02)	$(7.22)

Weighted average number of common shares outstanding:
Basic	54,025,861	53,476,354	53,899,732	53,371,986
Diluted	54,025,861	53,476,354	53,899,732	53,371,986

(a) Net of tax expense of nil and $0.5 million for the three months ended September 30, 2021 and 2020, respectively, and net of tax benefit of nil and $0.7 million for the nine months ended September 30, 2021 and 2020, respectively.
(b) This amount is included in the computation of net periodic benefit costs (income). See Note 10, "Pension and Post-Retirement Benefits," for additional information regarding net periodic benefit costs (income).

See Accompanying Notes to Unaudited Consolidated Financial Statements

REVLON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY
(dollars in millions, except share and per share amounts)
(Unaudited)

	Common Stock	Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Deficiency
Balance, January 1, 2021	$0.5	$1,082.3	$(35.2)	$(2,631.7)	$(277.9)	$(1,862.0)
Treasury stock acquired, at cost (a)	—	—	(2.4)	—	—	(2.4)
Stock-based compensation amortization	—	3.1	—	—	—	3.1
Net loss	—	—	—	(96.0)	—	(96.0)
Other comprehensive (loss) income, net (b)	—	—	—	—	(1.4)	(1.4)
Balance, March 31, 2021	0.5	1,085.4	(37.6)	(2,727.7)	(279.3)	(1,958.7)
Treasury stock acquired, at cost (a)	—	—	—	—	—	0.0
Stock-based compensation amortization	—	3.4	—	—	—	3.4
Net loss	—	—	—	(67.7)	—	(67.7)
Other comprehensive (loss) income, net (b)	—	—	—	—	3.0	3.0
Balance, June 30, 2021	0.5	1,088.8	(37.6)	(2,795.4)	(276.3)	(2,020.0)
Treasury stock acquired, at cost (a)	—	—	—	—	—	—
Stock-based compensation amortization	—	3.9	—	—	—	3.9
Net loss	—	—	—	(53.1)	—	(53.1)
Other comprehensive (loss) income, net (b)	—	—	—	—	2.9	2.9
Balance at September 30, 2021	$0.5	$1,092.7	$(37.6)	$(2,848.5)	$(273.4)	$(2,066.3)

	Common Stock	Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Deficiency
Balance, January 1, 2020	$0.5	$1,071.9	$(33.5)	$(2,012.7)	$(247.4)	$(1,221.2)
Treasury stock acquired, at cost (a)	—	—	(0.4)	—	—	(0.4)
Stock-based compensation amortization	—	2.4	—	—	—	2.4
Net loss	—	—	—	(213.9)	—	(213.9)
Other comprehensive (loss) income, net (b)	—	—	—	—	(2.7)	(2.7)
Balance, March 31, 2020	0.5	1,074.3	(33.9)	(2,226.6)	(250.1)	(1,435.8)
Treasury stock acquired, at cost (a)	—	—	(1.3)	—	—	(1.3)
Stock-based compensation amortization	—	1.1	—	—	—	1.1
Net loss	—	—	—	(126.8)	—	(126.8)
Other comprehensive (loss) income, net (b)	—	—	—	—	14.3	14.3
Balance, June 30, 2020	$0.5	$1,075.4	$(35.2)	$(2,353.4)	$(235.8)	$(1,548.5)
Treasury stock acquired, at cost (a)	—	—	—	—	—	—
Stock-based compensation amortization	—	5.1	—	—	—	5.1
Net loss	—	—	—	(44.5)	—	(44.5)
Other comprehensive (loss) income, net (b)	—	—	—	—	5.0	5.0
Balance, September 30, 2020	$0.5	$1,080.5	$(35.2)	$(2,397.9)	$(230.8)	$(1,582.9)
(a) Pursuant to the share withholding provisions of the Fourth Amended and Restated Revlon, Inc. Stock Plan (as amended, the "Stock Plan"), the Company withheld an aggregate of 763 and 756 shares of Revlon Class A Common Stock during the three months ended September 30, 2021 and 2020, respectively, and 163,259 and 127,725 shares of Revlon Class A Common Stock during the nine months ended September 30, 2021 and 2020, respectively, to satisfy certain minimum statutory tax withholding requirements related to the vesting of restricted shares and restricted stock units ("RSUs") for certain senior executives and employees. These withheld shares were recorded as treasury stock using the cost method, at a weighted-average price per share of $12.84 and $8.50 during the three months ended September 30, 2021 and 2020, respectively, and $14.94 and $12.99 during the nine months ended September 30, 2021 and 2020, respectively, based on the closing price of Revlon Class A Common Stock as reported on the New York Stock Exchange (the "NYSE") consolidated tape on each respective vesting date, for a total of approximately $9,700 and $6,400 during the three months ended September 30, 2021 and 2020, respectively, and $2.4 million and $1.6 million during the nine months ended September 30, 2021 and 2020. See Note 11, "Stock Compensation Plan," for details regarding restricted stock awards and RSUs under the Stock Plan.
(b) See Note 13, "Accumulated Other Comprehensive Loss," regarding the changes in the accumulated balances for each component of other comprehensive loss during the nine months ended September 30, 2021 and 2020, respectively.
See Accompanying Notes to Unaudited Consolidated Financial Statements

REVLON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in millions)
(Unaudited)

	Nine Months Ended September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(216.8)	$(385.2)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	96.8	108.3
Foreign currency losses from re-measurement	11.5	9.1
Amortization of debt discount	0.7	1.3
Stock-based compensation amortization	10.4	8.6
Impairment charges	—	144.1
Provision for (benefit from) deferred income taxes	3.9	(54.4)
Gain on early extinguishment of debt	—	(43.1)
Amortization of debt issuance costs	30.7	17.8
Gain on divested assets	(1.7)	(0.5)
Pension and other post-retirement cost	3.6	4.2
Paid-in-kind interest expense on the 2020 BrandCo Facilities	14.1	6.2
Change in assets and liabilities:
(Increase) decrease in trade receivables	(44.4)	78.0
Increase in inventories	(8.1)	(79.4)
Decrease (increase) in prepaid expenses and other current assets	0.2	(1.7)
Increase (decrease) in accounts payable	56.1	(27.8)
Decrease in accrued expenses and other current liabilities	(25.2)	(25.2)
Decrease in deferred revenue	(2.0)	—
Pension and other post-retirement plan contributions	(20.5)	(7.5)
Purchases of permanent displays	(15.0)	(16.5)
Other, net	19.0	6.8
Net cash used in operating activities	(86.7)	(256.9)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(6.3)	(7.4)
Proceeds from the sale of certain assets	2.1	—
Net cash used in investing activities	(4.2)	(7.4)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in short-term borrowings and overdraft	(12.5)	(0.7)
Borrowings on term loans	305.0	880.0
Repayments on term loans (a)	(186.7)	(354.7)
Net (repayments) borrowings under the revolving credit facilities	(2.7)	19.5
Payment of financing costs	(17.9)	(108.3)
Tax withholdings related to net share settlements of restricted stock and RSUs	(2.4)	(1.6)
Other financing activities	(0.3)	(0.3)
Net cash provided by financing activities	82.5	433.9
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2.4)	(0.4)
Net (decrease) increase in cash, cash equivalents and restricted cash	(10.8)	169.2
Cash, cash equivalents and restricted cash at beginning of period (b)	102.5	104.5
Cash, cash equivalents and restricted cash at end of period (b)	$91.7	$273.7
Supplemental schedule of cash flow information:
Cash paid during the period for:
Interest	$186.4	$182.2
Income taxes, net of refunds	7.3	12.6
Supplemental schedule of non-cash investing and financing activities:
Non-cash roll-up of participating lenders from the 2016 Term Loan Facility to the 2020 BrandCo Facilities	$—	$846.0
Paid-in-kind debt issuance costs capitalized to the 2020 BrandCo Facilities	—	29.1
Paid-in-kind interest capitalized to the 2020 BrandCo Facilities	14.1	—

(a) Repayments on term loans for the nine months ended September 30, 2020 includes the repayment of the 2019 Term Loan Facility, repayment under the 2018 Foreign Asset-Based Term Loan and repayments under the 2016 Term Loan Facility of $200.0 million, $31.4 million and $9.2 million, respectively, as well as repurchases of the 5.75% Senior Notes of $114.1 million. During 2020, the Company used a portion of the proceeds from the 2020 BrandCo Facility to repurchase and subsequently cancel a portion of its 5.75% Senior Notes. See Note 8, "Debt" in the Company's 2020 Form 10-K for additional information.

(b)These amounts include restricted cash of $18.4 million and $5.4 million as of September 30, 2021 and 2020, respectively. The balance as of September 30, 2021 represents: (i) cash on deposit in lieu of a mandatory prepayment and loan proceeds held in escrow until certain collateral perfection requirements are satisfied under the 2021 Foreign Asset-Based Term Agreement; and (ii) cash on deposit to support outstanding undrawn letters of credit. The balance as of September 30, 2020 represents: (i) cash on deposit in lieu of a mandatory prepayment under the 2018 Foreign Asset-Based Term Facility; and (ii) cash on deposit to support outstanding undrawn letters of credit. These balances were included within prepaid expenses and other current assets and other assets in the Company's Consolidated Balance Sheets as of September 30, 2021 and September 30, 2020, respectively.

See Accompanying Notes to Unaudited Consolidated Financial Statements

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in millions, except share and per share amounts)
(Unaudited)

	September 30, 2021	December 31, 2020

ASSETS
Current assets:
Cash and cash equivalents	$73.3	$97.1
Trade receivables (net of allowance for doubtful accounts of $9.0 and $13.0, respectively)	391.3	352.3
Inventories, net	461.5	462.6
Prepaid expenses and other assets	128.6	130.5
Receivable from Revlon, Inc.	176.8	170.0
Total current assets	1,231.5	1,212.5
Property, plant and equipment (net of accumulated depreciation of $559.9 and $528.9, respectively)	305.9	352.0
Deferred income taxes	32.4	34.1
Goodwill	563.1	563.7
Intangible assets (net of accumulated amortization and impairment of $318.8 and $296.8, respectively)	401.5	430.8
Other assets	95.2	109.1
Total assets	$2,629.6	$2,702.2
LIABILITIES AND STOCKHOLDER'S DEFICIENCY
Current liabilities:
Short-term borrowings	$0.6	$2.5
Current portion of long-term debt	163.8	217.5
Accounts payable	245.6	203.3
Accrued expenses and other current liabilities	403.7	423.2
Total current liabilities	813.7	846.5
Long-term debt	3,302.3	3,105.0
Long-term pension and other post-retirement plan liabilities	186.5	212.4
Other long-term liabilities	227.8	241.3
Stockholder's deficiency:
Products Corporation Preferred stock, par value $1.00 per share; 1,000 shares authorized; 546 shares issued and outstanding	54.6	54.6
Products Corporation Common Stock, par value $1.00 per share; 10,000 shares authorized; 5,260 shares issued and outstanding	—	—
Additional paid-in capital	1,017.3	1,006.9
Accumulated deficit	(2,699.2)	(2,486.6)
Accumulated other comprehensive loss	(273.4)	(277.9)
Total stockholder's deficiency	(1,900.7)	(1,703.0)
Total liabilities and stockholder's deficiency	$2,629.6	$2,702.2

See Accompanying Notes to Unaudited Consolidated Financial Statements

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(dollars in millions)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	September 30,
	2021	2020	2021	2020

Net sales	$521.1	$477.1	$1,463.5	$1,277.7
Cost of sales	221.2	234.3	608.7	600.7
Gross profit	299.9	242.8	854.8	677.0
Selling, general and administrative expenses	254.5	251.4	791.7	733.2
Acquisition, integration and divestiture costs	0.6	0.9	1.8	4.2
Restructuring charges and other, net	9.0	(0.7)	22.8	44.8
Impairment charges	—	—	—	144.1
Loss (gain) on divested assets	0.1	(1.1)	(1.7)	(0.5)
Operating income (loss)	35.7	(7.7)	40.2	(248.8)
Other expenses:
Interest expense, net	63.1	68.7	183.9	178.0
Amortization of debt issuance costs	8.7	7.8	30.7	17.8
Gain on early extinguishment of debt	—	(31.2)	—	(43.1)
Foreign currency losses (gains), net	9.9	(9.8)	11.5	9.1
Miscellaneous, net	0.1	(2.6)	2.8	13.9
Other expenses	81.8	32.9	228.9	175.7
Loss from operations before income taxes	(46.1)	(40.6)	(188.7)	(424.5)
Provision for (benefit from) from income taxes	5.5	2.3	23.9	(44.2)
Net loss	$(51.6)	$(42.9)	$(212.6)	$(380.3)
Other comprehensive income (loss):
Foreign currency translation adjustments	(0.6)	2.2	(6.0)	7.3
Amortization of pension related costs, net of tax(a)(b)	3.5	2.8	10.5	9.3
Other comprehensive income, net	2.9	5.0	4.5	16.6
Total comprehensive loss	$(48.7)	$(37.9)	$(208.1)	$(363.7)

(a)Net of tax expense of nil and $0.5 million for the three months ended September 30, 2021 and 2020, respectively, and net of tax benefit of nil and $0.7 million for the nine months ended September 30, 2021 and 2020, respectively.
(b)This amount is included in the computation of net periodic benefit costs (income). See Note 10, "Pension and Post-Retirement Benefits," for additional information regarding net periodic benefit costs (income).

See Accompanying Notes to Unaudited Consolidated Financial Statements

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDER'S DEFICIENCY
(dollars in millions)
(Unaudited)

	Preferred Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholder's Deficiency

Balance, January 1, 2021	$54.6	$1,006.9	$(2,486.6)	$(277.9)	$(1,703.0)
Stock-based compensation amortization	—	3.1	—	—	3.1
Net loss	—	—	(94.9)	—	(94.9)
Other comprehensive (loss) income, net (a)	—	—	—	(1.4)	(1.4)
Balance, March 31, 2021	54.6	1,010.0	(2,581.5)	(279.3)	(1,796.2)
Stock-based compensation amortization	—	3.4	—	—	3.4
Net loss	—	—	(66.1)	—	(66.1)
Other comprehensive (loss) income, net (a)	—	—	—	3.0	3.0
Balance, June 30, 2021	54.6	1,013.4	(2,647.6)	(276.3)	(1,855.9)
Stock-based compensation amortization	—	3.9	—	—	3.9
Net loss	—	—	(51.6)	—	(51.6)
Other comprehensive (loss) income, net (a)	—	—	—	2.9	2.9
Balance, September 30, 2021	$54.6	$1,017.3	$(2,699.2)	$(273.4)	$(1,900.7)

	Preferred Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholder's Deficiency

Balance, January 1, 2020	$54.6	$996.5	$(1,893.1)	$(247.4)	$(1,089.4)
Stock-based compensation amortization	—	2.4	—	—	2.4
Net loss	—	—	(212.2)	—	(212.2)
Other comprehensive (loss) income, net (a)	—	—	—	(2.7)	(2.7)
Balance, March 31, 2020	54.6	998.9	(2,105.3)	(250.1)	(1,301.9)
Stock-based compensation amortization	—	1.1	—	—	1.1
Net loss	—	—	(125.2)	—	(125.2)
Other comprehensive (loss) income, net (a)	—	—	—	14.3	14.3
Balance, June 30, 2020	$54.6	$1,000.0	$(2,230.5)	$(235.8)	$(1,411.7)
Stock-based compensation amortization	—	5.1	—	—	5.1
Net loss	—	—	(42.9)	—	(42.9)
Other comprehensive (loss) income, net (a)	—	—	—	5.0	5.0
Balance, September 30, 2020	$54.6	$1,005.1	$(2,273.4)	$(230.8)	$(1,444.5)

(a)See Note 13, "Accumulated Other Comprehensive Loss," regarding the changes in the accumulated balances for each component of other comprehensive loss during the nine months ended September 30, 2021 and 2020, respectively.

See Accompanying Notes to Unaudited Consolidated Financial Statements

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in millions)
Unaudited

	Nine Months Ended September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(212.6)	$(380.3)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	96.8	108.3
Foreign currency losses from re-measurement	11.5	9.1
Amortization of debt discount	0.7	1.3
Stock-based compensation amortization	10.4	8.6
Impairment charges	—	144.1
Provision for (benefit from) deferred income taxes	4.4	(53.1)
Gain on early extinguishment of debt	—	(43.1)
Amortization of debt issuance costs	30.7	17.8
Gain on divested assets	(1.7)	(0.5)
Pension and other post-retirement cost	3.6	4.2
Paid-in-kind interest expense on the 2020 BrandCo Facilities	14.1	6.2
Change in assets and liabilities:
(Increase) decrease in trade receivables	(44.4)	78.0
Increase in inventories	(8.1)	(79.4)
Increase in prepaid expenses and other current assets	(6.6)	(9.3)
Increase (decrease) in accounts payable	56.1	(27.8)
Decrease in accrued expenses and other current liabilities	(25.1)	(24.3)
Decrease in deferred revenue	(2.0)	—
Pension and other post-retirement plan contributions	(20.5)	(7.5)
Purchases of permanent displays	(15.0)	(16.5)
Other, net	21.0	7.3
Net cash used in operating activities	(86.7)	(256.9)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(6.3)	(7.4)
Proceeds from the sale of certain assets	2.1	—
Net cash used in investing activities	(4.2)	(7.4)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in short-term borrowings and overdraft	(12.5)	(0.7)
Borrowings on term loans	305.0	880.0
Repayments on term loans (a)	(186.7)	(354.7)
Net (repayments) borrowings under the revolving credit facilities	(2.7)	19.5
Payment of financing costs	(17.9)	(108.3)
Tax withholdings related to net share settlements of restricted stock and RSUs	(2.4)	(1.6)
Other financing activities	(0.3)	(0.3)
Net cash provided by financing activities	82.5	433.9
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2.4)	(0.4)
Net (decrease) increase in cash, cash equivalents and restricted cash	(10.8)	169.2
Cash, cash equivalents and restricted cash at beginning of period (b)	102.5	104.5
Cash, cash equivalents and restricted cash at end of period (b)	$91.7	$273.7
Supplemental schedule of cash flow information:
Cash paid during the period for:
Interest	$186.4	$182.2
Income taxes, net of refunds	7.3	12.6
Supplemental schedule of non-cash investing and financing activities:
Non-cash roll-up of participating lenders from the 2016 Term Loan Facility to the 2020 BrandCo Facilities	$—	846.0
Paid-in-kind debt issuance costs capitalized to the 2020 BrandCo Facilities	—	29.1
Paid-in-kind interest capitalized to the 2020 BrandCo Facilities	14.1	—

(a) Repayments on term loans for the nine months ended September 30, 2020 includes the repayment of the 2019 Term Loan Facility, repayment under the 2018 Foreign Asset-Based Term Loan and repayments under the 2016 Term Loan Facility of $200.0 million, $31.4 million and $9.2 million, respectively, as well as repurchases of the 5.75% Senior Notes of $114.1 million. During 2020, the Company used a portion of the proceeds from the 2020 BrandCo

Facility to repurchase and subsequently cancel a portion of its 5.75% Senior Notes. See Note 8, "Debt" in the Company's 2020 Form 10-K for additional information.
(b) These amounts include restricted cash of $18.4 million and $5.4 million as of September 30, 2021 and 2020, respectively. The balance as of September 30, 2021 represents: (i) cash on deposit in lieu of a mandatory prepayment and loan proceeds held in escrow until certain collateral perfection requirements are satisfied under the 2021 Foreign Asset-Based Term Agreement; and (ii) cash on deposit to support outstanding undrawn letters of credit. The balance as of September 30, 2020 represents: (i) cash on deposit in lieu of a mandatory prepayment under the 2018 Foreign Asset-Based Term Facility; and (ii) cash on deposit to support outstanding undrawn letters of credit. These balances were included within prepaid expenses and other current assets and other assets in the Company's Consolidated Balance Sheets as of September 30, 2021 and September 30, 2020, respectively.

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

Each reporting period, the Company assesses its ability to continue as a going concern for one year from the date the financial statements are issued. At September 30, 2021, the Company had a liquidity position of $121.9 million, consisting of: (i) $73.3 million of unrestricted cash and cash equivalents (with approximately $67.1 million held outside the U.S.); (ii) $53.2 million in available borrowing capacity under the Amendment No.8 to the Amended 2016 Revolving Credit Facility (which had $316.2 million drawn at such date); and less (iii) approximately $4.6 million of outstanding checks. The Company's evaluation includes its ability to meet its future contractual obligations and other conditions and events that may impact its liquidity.

The Company continues to focus on cost reduction and risk mitigation actions to address the ongoing impact from the COVID-19 pandemic as well as other risks in the business environment. It expects to generate additional liquidity through continued cost control initiatives as well as funds provided by selling certain assets or other strategic transactions in connection with the Company's ongoing Strategic Review. If sales continue to decline, the Company’s cost control initiatives may include

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

reductions in discretionary spend and reductions in investments in capital and permanent displays. Management believes that the debt transactions completed during the nine months ended September 30, 2021, along with existing cash and cash equivalents and cost control initiatives provides the Company with sufficient liquidity to meet its obligations and maintain business operations for the next twelve months.
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

Since inception and through September 30, 2021, the Company recorded pre-tax restructuring and related charges of $96.8 million in connection with RGGA, consisting primarily of (i) $73.3 million of employee severance, other personnel benefits and other costs; and (ii) $23.5 million of lease and other restructuring-related charges that were recorded within Selling, general & administrative expenses ("SG&A") and Cost of sales.

A summary of the RGGA charges incurred since its inception in March 2020 and through September 30, 2021 is presented in the following table:

	Restructuring Charges and Other, Net
	Employee Severance and Other Personnel Benefits	Other Costs	Total Restructuring Charges	Leases (a)	Other Related Charges (b)	Total Restructuring and Related Charges
Charges incurred through December 31, 2020	$48.6	$1.9	$50.5	$12.6	$5.7	$68.8
Charges incurred during the nine months ended September 30, 2021	3.5	19.3	22.8	3.9	1.3	28.0
Cumulative charges incurred through September 30, 2021	$52.1	$21.2	$73.3	$16.5	$7.0	$96.8
(a) Lease-related charges are recorded within SG&A in the Company’s Consolidated Statement of Operations and Comprehensive Loss.
(b) Other related charges are recorded within SG&A and cost of sales in the Company’s Consolidated Statement of Operations and Comprehensive Loss.

A summary of the RGGA restructuring charges incurred since its inception in March 2020 and through September 30, 2021 by reportable segment is presented in the following table:

	Charges incurred in the nine months ended September 30, 2021	Cumulative charges incurred through September 30, 2021
Revlon	$6.5	$27.2
Elizabeth Arden	8.0	17.4
Portfolio	3.9	17.5
Fragrances	4.4	11.2
Total	$22.8	$73.3

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

Restructuring Reserve
The liability balance and related activity for each of the Company's restructuring programs are presented in the following table:

			Utilized, Net
	Liability Balance at January 1, 2021	Expense, Net	Cash	Liability Balance at September 30, 2021
RGGA:
Employee severance and other personnel benefits	$12.6	$3.5	$(13.5)	$2.6
Other	—	19.3	(19.3)	—
Total RGGA	12.6	22.8	(32.8)	2.6

Other restructuring initiatives:
Employee severance and other personnel benefits	1.2	—	(0.3)	0.9
Total other restructuring initiatives	1.2	—	(0.3)	0.9
Total restructuring reserve	$13.8	$22.8	$(33.1)	$3.5

All of the restructuring reserve balances were included within accrued expenses and other current liabilities in the Company's Consolidated Balance Sheets.

3. INVENTORIES

The Company's net inventory balances consisted of the following:

	September 30,	December 31,
	2021	2020
Finished goods	329.0	$356.7
Raw materials and supplies	116.3	97.1
Work-in-process	16.2	8.8
	$461.5	$462.6

4. PROPERTY, PLANT AND EQUIPMENT
The Company's property, plant and equipment, net balances consisted of the following:

	September 30,	December 31,
	2021	2020
Land and improvements	$10.9	$11.4
Building and improvements	44.7	48.3
Machinery and equipment	86.8	98.7
Office furniture, fixtures and capitalized software	63.6	76.2
Leasehold improvements	18.7	21.3
Construction-in-progress	5.6	9.1
Right-of-Use assets	75.6	87.0
Property, plant and equipment and Right-of-Use assets, net	$305.9	$352.0

Depreciation and amortization expense on property, plant and equipment and right-of-use assets for the three months ended September 30, 2021 and September 30, 2020 was $16.5 million and $18.3 million, respectively. Depreciation and amortization expense on property, plant and equipment and right-of-use assets for the nine months ended September 30, 2021 and September 30, 2020 was $50.7 million and $59.3 million, respectively. Accumulated depreciation and amortization was $559.9 million and $528.9 million as of September 30, 2021 and December 31, 2020, respectively.

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

As of September 30, 2021, the Company assessed that no indicators of impairment existed requiring the performance of a goodwill interim impairment analysis. No goodwill impairment charges were recorded during the three and nine months ended September 30, 2021.

The following table presents the changes in goodwill by segment for the nine months ended September 30, 2021:

	Revlon	Portfolio	Elizabeth Arden	Fragrances	Total
Balance at January 1, 2021	$265.4	$87.9	$89.5	$120.9	$563.7
Foreign currency translation adjustment	(0.2)	(0.2)	(0.1)	(0.1)	(0.6)
Balance at September 30, 2021	$265.2	$87.7	$89.4	$120.8	$563.1

Cumulative goodwill impairment charges(a)					$(166.2)
(a) Amount refers to cumulative goodwill impairment charges related to impairments recognized in 2015, 2017, 2018 and 2020.

For the three and nine months ended September 30, 2020, the Company recorded goodwill impairment charges of nil and $111.0 million, respectively.

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
As of September 30, 2021, the Company assessed that no indicators of impairment existed requiring the performance of a finite-lived intangibles interim impairment analysis.
As a result, no impairment charges were recognized related to the carrying value of any of the Company's finite-lived intangible assets for the three and nine months ended September 30, 2021 and 2020, respectively.
Indefinite-Lived Intangibles
As of September 30, 2021, the Company assessed that no indicators of impairment existed requiring the performance of an indefinite-lived intangibles interim impairment analysis. No intangibles impairment charges were recorded during the three and nine months ended September 30, 2021.
For the three and nine months ended September 30, 2020, the Company recorded indefinite-lived intangible assets impairment charges of nil and $33.1 million, respectively.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

The following tables present details of the Company's total intangible assets as of September 30, 2021 and December 31, 2020:

	September 30, 2021
	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount	Weighted-Average Useful Life (in Years)
Finite-lived intangible assets:
Trademarks and licenses	$271.1	$(139.2)	$—	$131.9	12
Customer relationships	247.4	(119.5)	—	127.9	10
Patents and internally-developed intellectual property	23.7	(16.9)	—	6.8	4
Distribution rights	31.0	(8.8)	—	22.2	13
Other	1.3	(1.3)	—	—	0
Total finite-lived intangible assets	$574.5	$(285.7)	$—	$288.8

Indefinite-lived intangible assets:
Trade names	$145.8	N/A	$(33.1)	$112.7
Total indefinite-lived intangible assets	$145.8	N/A	$(33.1)	$112.7

Total intangible assets	$720.3	$(285.7)	$(33.1)	$401.5

	December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount	Weighted-Average Useful Life (in Years)
Finite-lived intangible assets:
Trademarks and licenses	$272.8	$(128.6)	$—	$144.2	12
Customer relationships	249.9	(110.7)	—	139.2	11
Patents and internally-developed intellectual property	23.6	(15.6)	—	8.0	5
Distribution rights	31.0	(7.5)	—	23.5	14
Other	1.3	(1.3)	—	—	0
Total finite-lived intangible assets	$578.6	$(263.7)	$—	$314.9

Indefinite-lived intangible assets:
Trade names	$149.0	N/A	$(33.1)	$115.9
Total indefinite-lived intangible assets	$149.0	N/A	$(33.1)	$115.9

Total intangible assets	$727.6	$(263.7)	$(33.1)	$430.8

Amortization expense for finite-lived intangible assets was $9.1 million and $8.3 million for the three months ended September 30, 2021 and 2020, respectively, and $26.1 million and $25.0 million for the nine months ended September 30, 2021 and 2020, respectively.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

The following table reflects the estimated future amortization expense for each period presented, a portion of which is subject to exchange rate fluctuations, for the Company's finite-lived intangible assets as of September 30, 2021:

Estimated Amortization Expense
2021	$8.3
2022	32.6
2023	30.8
2024	27.5
2025	26.3
Thereafter	163.3
Total	$288.8

6. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

The Company's accrued expenses and other current liabilities consisted of the following:

	September 30,	December 31,
	2021	2020
Advertising, marketing and promotional costs	$99.0	$96.3
Sales returns and allowances	74.9	95.5
Taxes (a)	54.2	41.8
Compensation and related benefits	44.4	50.1
Interest	24.0	29.6
Freight and distribution costs	17.6	9.5
Professional services and insurance	14.7	18.6
Short-term lease liability	14.3	16.6
Restructuring reserve	3.5	13.8
Software	2.2	3.1
Other	51.7	46.0
Total	$400.5	$420.9
(a) Accrued Taxes for Products Corporation as of September 30, 2021 and December 31, 2020 were $57.3 million and $44.8 million,

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

7. DEBT

The table below details the Company's debt balances, net of discounts and debt issuance costs.

	September 30,	December 31,
	2021	2020
Amended 2016 Revolving Credit Facility (Tranche A) due 2024	$134.5	$136.7
SISO Term Loan Facility due 2024	125.8	—
2021 Foreign Asset-Based Term Facility due 2024	70.7	—
2020 ABL FILO Term Loans due 2023	50.0	50.0
2020 Troubled-debt-restructuring: future interest	46.2	57.8
2020 BrandCo Term Loan Facility due 2025	1,742.9	1,719.8
2016 Term Loan Facility: 2016 Term Loan due 2023 and 2025	869.2	874.8
2018 Foreign Asset-Based Term Facility due 2021	—	57.7
6.25% Senior Notes due 2024	426.5	425.4
Spanish Government Loan due 2025	0.3	0.3
Debt	$3,466.1	$3,322.5
Less current portion	(163.8)	(217.5)
Long-term debt	$3,302.3	$3,105.0

Short-term borrowings (*)	$0.6	$2.5
(*)The weighted average interest rate on these short-term borrowings outstanding at September 30, 2021 and December 31, 2020 was 11.4% and 11.7%, respectively.

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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

•Fees of $0.8 million paid to the old lenders that were extinguished under the Tranche A Revolving Credit facility were expensed within SG&A on the Company's Unaudited Consolidated Statement of Operations and Comprehensive Loss for the nine months ended September 30, 2021;
•Deferred financing costs associated with the extinguished, old lenders prior to the effective date of Amendment No. 8, amounting to approximately $4.7 million, were expensed within "Amortization of debt issuance costs” on the Company's Unaudited Consolidated Statement of Operations and Comprehensive Loss for the nine months ended September 30, 2021; and
•Fees of approximately $2.1 million paid to the new lender and third parties were recorded as deferred financing costs and are amortized in accordance with the straight-line method over the revised term of Tranche A through May 7, 2024.

The above-mentioned Amendment No. 8 also included an extinguishment and a modification of a term loan in connection with the existing SISO facility. More specifically, in accordance with ASC 470, Debt:

•Extinguishment accounting was applied to one existing prior lender, which is no longer involved with the SISO facility after Amendment No. 8. In connection with such extinguishment, deferred financing costs of approximately $1.4 million were expensed within "Amortization of debt issuance costs” on the Company's Unaudited Consolidated Statement of Operations and Comprehensive Loss for the nine months ended September 30, 2021; and
•Modification accounting was applied to those exiting lenders for which the cash flow effect between the amount owed to them before and after the consummation of Amendment No. 8, on a present value basis, was less than 10% and, thus, the debt instruments were not considered to be substantially different. In connection with such modification, fees of approximately $0.9 million paid to the lenders were recorded as deferred financing costs and are amortized within "Amortization of debt issuance costs” (together with previously exiting deferred financing costs associated with these lenders of approximately $4.0 million), in accordance with the new effective interest rate computed over the revised term of the SISO facility. Additionally, approximately $0.4 million of fees paid to third parties were expensed within SG&A on the Company's Unaudited Consolidated Statement of Operations and Comprehensive Loss for the nine months ended September 30, 2021.

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

The proceeds from the 2021 Foreign Asset-Based Term Facility were used to extinguish the entire amount outstanding under the 2018 Foreign Asset-Based Term Facility as of the closing date, which was due on July 9, 2021. In connection with such extinguishment, approximately nil and $1.0 million of pre-existing unamortized deferred financing costs were expensed within "Amortization of Debt Issuance Costs" on the Company’s Unaudited Consolidated Statement of Operations and Comprehensive Loss for the three and nine month periods ended September 30, 2021. In accordance with the terms of the 2021 Foreign Asset-Based Term Agreement, approximately $13.8 million of the proceeds from the transaction are held in escrow and are recorded within "Prepaid expenses and other assets" on the Company's Unaudited Consolidated Balance Sheet as of September 30, 2021.

The Company incurred approximately $3.2 million of new debt issuance costs in connection with the closing of the 2021 Foreign Asset-Based Term Facility, which are amortized within "Amortization of debt issuance costs" in accordance with the effective interest method over the term of the facility.

2020 Troubled Debt Restructuring

As a result of the 5.75% Senior Notes Exchange Offer, and following the applicability of the Troubled Debt Restructuring guidance in ASC 470, Debt, the Company recorded $57.8 million of future interest payments. During the three and nine months ended September 30, 2021, the Company recorded $3.7 million and $11.6 million, respectively, of amortization of such future interest as an offset within "Interest expense, net" on the Company's Unaudited Consolidated Statement of Operations and Comprehensive Loss.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

Covenants
Products Corporation was in compliance with all applicable covenants under the 2020 BrandCo Credit Agreement, 2016 Credit Agreements, the 2021 Foreign Asset-Based Term Facility, as well as with all applicable covenants under its 6.25% Senior Notes Indenture, in each case as of September 30, 2021. At September 30, 2021, the aggregate principal amounts outstanding and availability under Products Corporation’s various revolving credit facilities were as follows:

	Commitment	Borrowing Base	Aggregate principal amount outstanding at September 30, 2021	Availability at September 30, 2021 (a)
Tranche A Revolving Credit Facility	$270.0	$189.4	$136.2	$53.2
SISO Term Loan Facility	130.0	130.0	130.0	—
2020 ABL FILO Term Loans	50.0	40.6	$50.0	$—
(a) Availability as of September 30, 2021 is based upon the Tranche A Revolving borrowing base then in effect under Amendment No.8 to the Amended 2016 Revolving Credit Facility of $189.4 million (which includes a $9.4 million reserve for the shortfall of the borrowing base that supports the 2020 ABL FILO Term Loans compared to the corresponding aggregate principal amount outstanding of $50 million), less $136.2 million then drawn.

The Company’s foreign subsidiaries held $67.1 million out of the Company's total $73.3 million in cash and cash equivalents as of September 30, 2021. While the cash held by the Company’s foreign subsidiaries is primarily used to fund their operations, the Company regularly assesses its global cash needs and the available sources of cash to fund these needs, which regularly includes repatriating foreign-held cash to settle historical intercompany loans and other intercompany payables.

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
As of both September 30, 2021 and December 31, 2020, the Company did not have any financial assets and liabilities that were required to be measured at fair value.

As of September 30, 2021, the fair value and carrying value of the Company’s long-term debt, including the current portion of long-term debt, are categorized in the table below:

	September 30, 2021
	Fair Value
	Level 1	Level 2	Level 3	Total	Carrying Value
Liabilities:
Long-term debt, including current portion(a)	$—	$2,531.2	$—	$2,531.2	$3,466.1

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

9. FINANCIAL INSTRUMENTS

Letters of Credit

Products Corporation maintains standby and trade letters of credit for various corporate purposes under which Products Corporation is obligated, of which $9.1 million and $7.8 million (including amounts available under credit agreements in effect at that time) were maintained as of September 30, 2021 and December 31, 2020, respectively. Included in these amounts are approximately $6.6 million and $5.3 million in standby letters of credit that primarily support Products Corporation’s workers compensation, general liability and automobile insurance programs, in each case as outstanding as of September 30, 2021 and December 31, 2020, respectively. At September 30, 2021 and December 31, 2020, respectively, all of the outstanding letters of credit were collateralized with a deposit of cash at the issuing financial institution. The estimated liability under such programs is accrued by Products Corporation.

10. PENSION AND POST-RETIREMENT BENEFITS

Net Periodic Benefit Cost
The components of net periodic benefit costs for the Company's pension and the other post-retirement benefit plans for the three months ended September 30, 2021 and 2020, respectively, were as follows:

	Pension Plans		Other Post-Retirement Benefit Plans
	Three Months Ended September 30,
	2021	2020	2021	2020
Net periodic benefit costs:
Service cost	$0.4	$0.5	$—	$—
Interest cost	2.3	3.8	—	0.1
Expected return on plan assets	(4.9)	(5.7)	$—	—
Amortization of actuarial loss	3.3	2.7	0.2	0.1
Total net periodic benefit costs prior to allocation	$1.1	$1.3	$0.2	$0.2
Portion allocated to Revlon Holdings	—	—	—	—
Total net periodic benefit costs	$1.1	$1.3	$0.2	$0.2

In the three months ended September 30, 2021, the Company recognized net periodic benefit cost of $1.3 million, compared to net periodic benefit cost of $1.5 million in the three months ended September 30, 2020.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

The components of net periodic benefit costs for the Company's pension and the other post-retirement benefit plans for the nine months ended September 30, 2021 and 2020, respectively, were as follows:

	Pension Plans		Other Post-Retirement Benefit Plans
	Nine Months Ended September 30,
	2021	2020	2021	2020
Net periodic benefit costs:
Service cost	$1.1	$1.3	$—	$—
Interest cost	6.9	11.2	0.1	0.3
Expected return on plan assets	(14.8)	(17.1)	—	—
Amortization of actuarial loss	9.9	8.3	0.5	0.3
Total net periodic benefit costs prior to allocation	$3.1	$3.7	$0.6	$0.6
Portion allocated to Revlon Holdings	(0.1)	(0.1)	—	—
Total net periodic benefit costs	$3.0	$3.6	$0.6	$0.6

In the nine months ended September 30, 2021, the Company recognized net periodic benefit cost of $3.6 million, compared to net periodic benefit cost of $4.2 million in the nine months ended September 30, 2020.

Net periodic benefit costs are reflected in the Company's Consolidated Financial Statements as follows for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net periodic benefit costs:
Selling, general and administrative expense	$0.4	$0.5	$1.1	$1.3
Miscellaneous, net	0.9	1.0	2.5	2.9
Total net periodic benefit costs	$1.3	$1.5	$3.6	$4.2
The Company expects that it will have net periodic benefit cost of approximately $5 million for its pension and other post-retirement benefit plans for all of 2021, compared with net periodic benefit cost of $4.0 million in 2020.

Contributions:
The Company’s intent is to fund at least the minimum contributions required to meet applicable federal employee benefit laws and local laws, or to directly pay benefit payments where appropriate. During the three months ended September 30, 2021, $3.1 million and $0.2 million were contributed to the Company’s pension plans and other post-retirement benefit plans, respectively. During the nine months ended September 30, 2021, $19.9 million and $0.6 million were contributed to the Company's pension plans and other post-retirement benefit plans, respectively. During 2021, the Company expects to contribute approximately $21 million to $24 million in the aggregate to its pension and other post-retirement benefit plans once given effect to the provision of the American Rescue Plan signed into law by President Biden on March 11, 2021. The American Rescue Plan includes pension funding relief for both single employer and multiemployer plans. The single employer provisions provide for higher interest rates and a longer shortfall amortization period to be used for funding valuation and benefit restriction purposes. By default, the interest rate changes will take effect for the 2020 plan year (for both minimum contribution and benefit restriction purposes) and the change in the shortfall amortization period will take effect for the 2022 plan year. However, plan sponsors can elect to defer the interest rate changes to as late as 2022 or accelerate the change in shortfall amortization period to as early as 2019. As a result, each plan sponsor will need to assess the optimal effective date(s) for the relief and make any appropriate elections.

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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

11. STOCK COMPENSATION PLAN
Revlon's amended Stock Plan provides for awards of stock options, stock appreciation rights, restricted or unrestricted stock and restricted stock units ("RSUs") to eligible employees and directors of Revlon and its affiliates, including Products Corporation. On June 3, 2021 Revlon’s stockholders approved an amendment to the Stock Plan to reserve an additional 2,000,000 shares and extend the term until August 2030. As a result, an aggregate of 8,565,000 shares were reserved for issuance as Awards under the Stock Plan, of which there remained approximately 2.7 million shares available for grant as of September 30, 2021.

2019 Transaction Incentive Program

As of September 30, 2021, a total of 121,891 time-based RSUs under Tier 1 of the Revlon 2019 Transaction Incentive Program (the "2019 TIP") had been granted and are outstanding under the Stock Plan.

The 2019 TIP also provided for the following cash-based awards payable to certain employees, subject to continued employment through the respective vesting dates: (i) Tier 1 - $6.8 million payable in two equal installments as of December 31, 2020 and December 31, 2021; and (ii) Tier 2 - $2.5 million payable in one installment as of December 31, 2020. Such RSUs and cash-based awards are eligible for vesting following a termination without cause or due to death or disability or if not assumed upon a change in control (the “Special Vesting Rules”). Since inception and through September 30, 2021, the Company granted $1.4 million cash-based awards, net of forfeitures, under Tier 1, which are being amortized over the period from the grant dates to December 31, 2021. The total amount amortized for this Tier 1 cash-based awards since the program's inception and through September 30, 2021 is approximately $4.5 million, of which $0.4 million and $1.5 million were recorded during the three and nine months ended September 30, 2021, respectively. The amortization of such awards is recorded within "Acquisition, integration and divestiture costs" in the Company's Consolidated Statements of Operations and Comprehensive Loss.

Long-Term Incentive Program
During the first quarter of 2021, the Company granted approximately 1.5 million time-based RSU awards under the Stock Plan (the "2021 LTIP RSUs") to certain employees. During the second quarter of 2021, the Company granted approximately 35,000 time-based RSU awards under the 2021 LTIP RSUs. During the third quarter of 2021 there were approximately 15,000 grants of time-based RSUs. The 2021 LTIP RSUs are 100% time-based and vests as follows: 50% in March 2022; 25% in March 2023; 25% in March 2024.
During the first quarter of 2020, the Company granted approximately 1.3 million time-based and performance-based RSU awards under the Stock Plan (the "2020 LTIP RSUs") to certain employees. During the second and third quarter of 2020, there were no grants of 2020 LTIP RSUs.
During the second quarter of 2021, the Company granted approximately 78,000 TIP awards with both a cash component and RSU component, all pursuant to the Stock Plan. These TIP awards are 100% time-based and vests as follows: 50% in June 2022; 50% in June 2023. The awards are subject to continued employment through the respective vesting dates.

Time-Based LTIP and TIP RSUs
The Company recognized $3.4 million and $9.0 million of net compensation expense related to the time-based LTIP and TIP RSUs for the three and nine months ended September 30, 2021, respectively. As of September 30, 2021, the Company had $15.0 million of total deferred compensation expense related to non-vested, time-based LTIP and TIP RSUs. The cost is recognized over the vesting period of the awards, as described above.

Performance-based LTIP RSUs
The Company recognized $0.5 million and $1.0 million of net compensation expense related to the performance-based LTIP RSUs for the three and nine months ended September 30, 2021, respectively. As of September 30, 2021, the Company had $11.3 million of total deferred compensation expense related to non-vested, performance-based LTIP RSUs. The cost is recognized over the service period of the awards, as described above.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

Acceleration of Vesting
Under the aforementioned provisions for acceleration of vesting, as of September 30, 2021 and since the time these provisions became effective in September 2019, 57,763 LTIP RSUs and 47,743 2019 TIP Tier 1 RSUs were vested on an accelerated basis due to involuntary terminations, resulting in accelerated amortization of approximately $2.0 million. In addition, for the nine months ended September 30, 2021 and under the same accelerated vesting provisions, the Company also recorded approximately $1.8 million of accelerated amortization in connection with the cash portion of the 2019 TIP Tier 1 and Tier 2 awards that were vested on an accelerated basis due to involuntary terminations. Approximately nil and $0.2 million in accelerated amortization were recorded in connection with the cash portion of the 2019 TIP Tier 1 awards during the three and nine months ended September 30, 2021, respectively. See the roll-forward table in the following sections of this Note 11 for activity related to the nine months ended September 30, 2021.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

During the nine months ended September 30, 2021, the activity related to time-based and performance-based RSUs previously granted to eligible employees and the grant date fair value per share related to these RSUs were as follows under the LTIP and 2019 TIP programs, respectively:

	Time-Based LTIP		Performance-Based LTIP
	RSUs (000's)	Weighted-Average Grant Date Fair Value per RSU	RSUs (000's)	Weighted-Average Grant Date Fair Value per RSU
Outstanding as of December 31, 2020
2019 TIP RSUs (a)	58.8	$15.95	n/a	$—
LTIP RSUs:
2020	496.5	14.96	462.9	14.96
2019	169.3	22.55	255.3	22.55
2018	66.4	19.40	215.9	19.42
Total LTIP RSUs	732.2		934.1
Total LTIP and TIP RSUs Outstanding as of December 31, 2020	791.0		934.1
Granted
2019 TIP RSUs Granted	80.1	13.11	n/a	—
LTIP RSUs:
2021	1,559.0	10.77	—	—
2020	—	—	—	—
2019	—	—	—	—
2018	—	—	—	—
Total LTIP RSUs Granted	1,559.0		—
Vested
2019 TIP RSUs Vested (b)	(8.9)	15.30	—	—
LTIP RSUs:
2020 (b)	(182.7)	14.96	—	—
2019 (b)	(91.4)	22.53	—	—
2018)(b)	(65.9)	19.42	(38.5)	19.44
Total LTIP RSUs Vested	(340.0)		(38.5)
Forfeited/Canceled
2019 TIP RSUs Forfeited/Canceled (a)	(8.1)	15.11	n/a	—
LTIP RSUs:
2021	(81.2)	10.75	—	—
2020	(52.1)	14.96	(73.5)	14.96
2019	(6.2)	22.55	(38.6)	22.55
2018	(0.5)	16.80	(177.4)	19.42
Total LTIP RSUs Forfeited/Canceled	(140.0)		(289.5)
Outstanding as of September 30, 2021
2019 TIP RSUs	121.9	14.09	n/a	—
LTIP RSUs:
2021	1,477.8	10.77	—	—
2020	261.7	14.96	389.4	14.96
2019	71.7	22.57	216.7	22.55
2018	—	—	—	—
Total LTIP RSUs	1,811.2		606.1
Total LTIP and TIP RSUs Outstanding as of September 30, 2021	1,933.1		606.1
((a) The 2019 TIP provides for RSU awards that are only time-based.
(b) Includes acceleration of vesting upon involuntary terminations for the three and nine months ended September 30, 2021 of 887 and 8,121 RSUs, respectively, under the 2019 and 2018 LTIPs as well as 355 and 6,540 RSUs, respectively, under the 2019 TIP Tier I awards.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

12. INCOME TAXES

The Company's provision for income taxes represents federal, foreign, state and local income taxes. The Company's effective tax rate differs from the applicable federal statutory rate due to the effect of state and local income taxes, tax rates and income in foreign jurisdictions. The Company’s tax provision changes quarterly based on various factors including, but not limited to, the geographical level and mix of earnings; enacted tax legislation; foreign, state and local income taxes; changes in valuation allowances; tax audit settlements; and the interaction of various global tax strategies.
The Company recorded a provision for income taxes of $5.4 million (Products Corporation - provision for income taxes of $5.5 million) for the three months ended September 30, 2021 and a provision for income taxes of $1.9 million (Products Corporation - provision for income taxes of $2.3 million) for the three months ended September 30, 2020, respectively. The $3.5 million increase (Products Corporation $3.2 million in the provision for income taxes in the three months ended September 30, 2021, compared to the three months ended September 30, 2020, was primarily due to an increase in losses for which no tax benefit can be recognized.
The Company recorded a provision for income taxes of $23.8 million (Products Corporation - provision for income taxes of $23.9 million) for the nine months ended September 30, 2021 and a benefit from income taxes of $45.2 million (Products Corporation - benefit from income taxes of $44.2 million) for the nine months ended September 30, 2020, respectively. The $69.0 million increase (Products Corporation - $68.1 million) in the provision for income taxes in the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020, was primarily due to an increase in losses for which no tax benefit can be recognized.
For the three and nine month periods ended September 30, 2020, the Company concluded that the use of the cut-off tax rate method was more appropriate than the annual effective tax rate method, because the annual effective tax rate method would have not been reliable due to its sensitivity to minimal changes in forecasted annual pre-tax earnings.
The Company's effective tax rate for the three and nine month periods ended September 30, 2021 was lower than the federal statutory rate of 21% primarily due to losses for which no tax benefit can be recognized. On March 11, 2021, President Biden signed into law the “American Rescue Plan Act of 2021” (the "ARPA") which expands the Employee Retention Credit and the roster of ‘covered employees’ under §162(m) deduction limits. The ARPA did not have a significant impact on the Company’s financial results.
The Company's effective tax rate for the three months ended September 30, 2020 was lower than the federal statutory rate of 21% primarily due to the mix and level of earnings and the change in valuation allowance related to the limitation on the deductibility of interest. The Company's effective tax rate for the nine months ended September 30, 2020 was lower than the federal statutory rate of 21% primarily due to the impact of non-deductible impairment charges and the valuation allowance related to the limitation on the deductibility of interest, partially offset by the impact of the "Coronavirus Aid, Relief and Economic Security Act" (the "CARES Act"), signed into law on March 27, 2020 by President Trump, which resulted in a partial release of a valuation allowance on the Company's 2019 federal tax attributes associated with the limitation on the deductibility of interest.
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
In assessing the recoverability of its deferred tax assets, the Company continually evaluates all available positive and negative evidence to assess the amount of deferred tax assets which are more likely than not to be realized. Deferred tax assets are reduced by a valuation allowance if some portion or all of the deferred tax assets will not be realized. A valuation allowance is a non-cash charge, and it in no way limits the Company's ability to utilize its deferred tax assets, including its ability to utilize tax loss and credit carryforward amounts.
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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

13. ACCUMULATED OTHER COMPREHENSIVE LOSS

A roll-forward of the Company's accumulated other comprehensive loss as of September 30, 2021 is as follows:

	Foreign Currency Translation	Actuarial (Loss) Gain on Post-retirement Benefits	Other	Accumulated Other Comprehensive Loss
Balance at January 1, 2021	$(17.1)	$(260.5)	$(0.3)	$(277.9)
Foreign currency translation adjustment, net of tax (b)	(6.0)	—	—	(6.0)
Amortization of pension related costs, net of tax (a) (b)	—	10.5	—	10.5
Other comprehensive (loss) gain	$(6.0)	$10.5	$—	$4.5
Balance at September 30, 2021	$(23.1)	$(250.0)	$(0.3)	$(273.4)
(a) Amounts represent the change in accumulated other comprehensive loss as a result of the amortization of actuarial losses (gains) arising during each year related to the Company’s pension and other post-retirement plans. See Note 10, "Pension and Post-retirement Benefits," for further information on the Company’s pension and other post-retirement plans.
(b) Amounts presented are net of tax expense of nil for the nine months ended September 30, 2021.

For the nine months ended and September 30, 2021, the Company did not have any activity related to derivative instruments.

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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

Revlon, Inc.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Segment Net Sales:
Revlon	$173.0	$166.0	$521.8	$482.8
Elizabeth Arden	122.8	106.3	359.7	282.4
Portfolio	112.7	99.6	307.4	298.1
Fragrances	112.6	105.2	274.6	214.4
Total	$521.1	$477.1	$1,463.5	$1,277.7

Segment Profit:
Revlon	$16.1	$13.5	$45.3	$41.4
Elizabeth Arden	21.3	3.4	42.1	18.4
Portfolio	22.1	12.2	46.3	33.9
Fragrances	22.9	25.4	50.8	34.6
Total	$82.4	$54.5	$184.5	$128.3

Reconciliation:
Total Segment Profit	$82.4	$54.5	$184.5	$128.3
Less:
Depreciation and amortization	31.2	35.1	96.8	108.3
Non-cash stock compensation expense	3.9	5.1	10.4	8.6
Non-Operating items:
Restructuring and related charges	10.8	4.5	28.0	61.2
Acquisition, integration and divestiture costs	0.6	0.9	1.8	4.2
Loss (gain) on divested assets	0.1	(1.1)	(1.7)	(0.5)
Financial control remediation and sustainability actions and related charges	—	0.7	0.4	8.5
Excessive coupon redemptions	—	—	—	4.2
COVID-19 charges	(0.1)	9.7	6.1	35.1
Capital structure and related charges	1.8	9.3	6.8	9.3
Impairment charges	—	—	—	144.1
Operating income (loss)	34.1	(9.7)	35.9	(254.7)
Less:
Interest Expense	63.1	68.7	183.9	178.0
Amortization of debt issuance costs	8.7	7.8	30.7	17.8
Gain on early extinguishment of debt	—	(31.2)	—	(43.1)
Foreign currency losses (gains), net	9.9	(9.8)	11.5	9.1
Miscellaneous, net	0.1	(2.6)	2.8	13.9
Loss from operations before income taxes	$(47.7)	$(42.6)	$(193.0)	$(430.4)

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

Products Corporation

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Segment Net Sales:
Revlon	$173.0	$166.0	$521.8	$482.8
Elizabeth Arden	122.8	106.3	359.7	282.4
Portfolio	112.7	99.6	307.4	298.1
Fragrances	112.6	105.2	274.6	214.4
Total	$521.1	$477.1	$1,463.5	$1,277.7

Segment Profit:
Revlon	$16.6	$14.2	$46.8	$43.6
Elizabeth Arden	21.7	3.8	43.1	19.7
Portfolio	22.5	12.6	47.3	35.3
Fragrances	23.2	25.9	51.6	35.6
Total	$84.0	$56.5	$188.8	$134.2

Reconciliation:
Total Segment Profit	$84.0	$56.5	$188.8	$134.2
Less:
Depreciation and amortization	31.2	35.1	96.8	108.3
Non-cash stock compensation expense	3.9	5.1	10.4	8.6
Non-Operating items:
Restructuring and related charges	10.8	4.5	28.0	61.2
Acquisition, integration and divestiture costs	0.6	0.9	1.8	4.2
Loss (gain) on divested assets	0.1	(1.1)	(1.7)	(0.5)
Financial control remediation and sustainability actions and related charges	—	0.7	0.4	8.5
Excessive coupon redemptions	—	—	—	4.2
COVID-19 charges	(0.1)	9.7	6.1	35.1
Capital structure and related charges	1.8	9.3	6.8	9.3
Impairment charge	—	—	—	144.1
Operating income (loss)	35.7	(7.7)	40.2	(248.8)
Less:
Interest Expense	63.1	68.7	183.9	178.0
Amortization of debt issuance costs	8.7	7.8	30.7	17.8
Gain on early extinguishment of debt	—	(31.2)	—	(43.1)
Foreign currency losses (gains), net	9.9	(9.8)	11.5	9.1
Miscellaneous, net	0.1	(2.6)	2.8	13.9
Loss from operations before income taxes	$(46.1)	$(40.6)	$(188.7)	$(424.5)

As of September 30, 2021, the Company had operations established in approximately 25 countries outside of the U.S. and its products are sold throughout the world. Generally, net sales by geographic area are presented by attributing revenues from external customers on the basis of where the products are sold.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

The following tables present the Company's segment net sales by geography and total net sales by classes of similar products for the periods presented:

	Three Months Ended September 30, 2021					Nine Months Ended September 30, 2021
	Revlon	Elizabeth Arden	Portfolio	Fragrances	Total	Revlon	Elizabeth Arden	Portfolio	Fragrances	Total
Geographic Area:
Net Sales
North America	$88.4	$32.3	$75.2	$81.5	$277.4	$270.9	$80.9	$201.9	$193.8	$747.5
EMEA*	43.8	30.4	28.7	20.5	123.4	125.4	85.9	80.6	54.0	345.9
Asia	9.1	52.0	0.4	3.5	65.0	31.7	171.8	2.3	10.4	216.2
Latin America*	14.2	2.5	4.8	3.4	24.9	40.7	5.8	12.2	7.9	66.6
Pacific*	17.5	5.6	3.6	3.7	30.4	53.1	15.3	10.4	8.5	87.3
	$173.0	$122.8	$112.7	$112.6	$521.1	$521.8	$359.7	$307.4	$274.6	$1,463.5

	Three Months Ended September 30, 2020					Nine Months Ended September 30, 2020
	Revlon	Elizabeth Arden	Portfolio	Fragrances	Total	Revlon	Elizabeth Arden	Portfolio	Fragrances	Total
Geographic Area:
Net Sales
North America	$86.4	$30.5	$59.9	$79.2	$256.0	$265.6	$66.9	$182.8	$151.1	$666.4
EMEA*	41.4	25.3	32.8	18.8	118.3	105.2	64.9	93.6	44.4	308.1
Asia	12.1	43.3	0.4	2.7	58.5	33.6	135.5	1.6	8.1	178.8
Latin America*	11.3	2.5	3.3	1.5	18.6	35.3	3.5	11.6	2.6	53.0
Pacific*	14.8	4.7	3.2	3.0	25.7	43.1	11.6	8.5	8.2	71.4
	$166.0	$106.3	$99.6	$105.2	$477.1	$482.8	$282.4	$298.1	$214.4	$1,277.7
* The EMEA region includes Europe, the Middle East and Africa; the Latin America region includes Mexico, Central America and South America; and the Pacific region includes Australia and New Zealand.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021		2020		2021		2020
Classes of similar products:
Net sales:
Color cosmetics	$124.8	24%	$104.7	22%	$368.5	25%	$305.3	24%
Fragrance	160.1	31%	141.6	30%	395.4	27%	300.5	24%
Hair care	124.2	24%	115.9	24%	351.6	24%	338.0	26%
Beauty care	45.6	9%	50.4	11%	124.8	9%	141.9	11%
Skin care	66.4	12%	64.5	13%	223.2	15%	192.0	15%
	$521.1		$477.1		$1,463.5		$1,277.7

The following table presents the Company's long-lived assets by geographic area:

	September 30, 2021		December 31, 2020
Long-lived assets, net:
United States	$1,137.7	83%	$1,194.9	82%
International	228.0	17%	260.7	18%
	$1,365.7		$1,455.6

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

15. REVLON, INC. BASIC AND DILUTED EARNINGS (LOSS) PER COMMON SHARE
Following are the components of Revlon's basic and diluted loss per common share for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Numerator:
Net loss	$(53.1)	$(44.5)	$(216.8)	$(385.2)
Denominator:
Weighted-average common shares outstanding – Basic	54,025,861	53,476,354	53,899,732	53,371,986
Effect of dilutive restricted stock and RSUs	—	—	—	—
Weighted-average common shares outstanding – Diluted	54,025,861	53,476,354	53,899,732	53,371,986
Basic and Diluted (loss) earnings per common share:
Net loss per common share	$(0.98)	$(0.83)	$(4.02)	$(7.22)

Unvested restricted stock and RSUs under the Stock Plan(a)	759,994	—	581,856	—
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
The Company participates in MacAndrews & Forbes' directors and officers liability insurance program (the "D&O Insurance Program"), as well as its other insurance coverages, such as property damage, business interruption, liability and other coverages, which cover the Company, as well as MacAndrews & Forbes and its subsidiaries. The limits of coverage for certain of the policies are available on an aggregate basis for losses to any or all of the participating companies and their respective directors and officers. The Company reimburses MacAndrews & Forbes from time-to-time for their allocable portion of the premiums for such coverage or the Company pays the insurers directly, which premiums the Company believes are more favorable than the premiums that the Company would pay were it to secure stand-alone coverage. Any amounts paid by the Company directly to MacAndrews & Forbes in respect of premiums are included in the amounts paid under the Reimbursement Agreements. To ensure the availability of directors and officers liability insurance coverage through January 2023, the Company and MacAndrews & Forbes agreed to collectively make payments under MacAndrews & Forbes’ D&O Insurance Program. In furtherance of such arrangement, during 2020, the Company made a payment of approximately $5.3 million to MacAndrews & Forbes under the Reimbursement Agreements. The Company made a payment of approximately $1.3 million during the third quarter of 2021 in respect of its participation in the D&O Insurance Program.
The net activity related to services purchased under the Transfer and Reimbursement Agreements during the nine months ended September 30, 2021 and 2020 was approximately $0.2 million and $0.6 million income, respectively. As of both September 30, 2021 and December 31, 2020, a receivable balance of $0.1 million from MacAndrews & Forbes was included in the Company's Unaudited Consolidated Balance Sheet for transactions subject to the Transfer and Reimbursement Agreements.

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

As of September 30, 2021, MacAndrews & Forbes beneficially owned approximately 86.1% of Revlon's Class A Common Stock, which at such date was Revlon's only class of capital stock outstanding. As a result, MacAndrews & Forbes is able to elect Revlon’s entire Board of Directors and control the vote on all matters submitted to a vote of Revlon's stockholders. MacAndrews & Forbes is beneficially owned by Ronald O. Perelman. Mr. Perelman is Chairman of Revlon’s and Products Corporation's Board of Directors.

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

During the nine months ended September 30, 2021 and 2020, the Company engaged several companies in which MacAndrews & Forbes had a controlling interest to provide the Company with various ordinary course business services. These services included processing approximately $8.7 million and $28.2 million of coupon redemptions for the Company's retail customers for the nine months ended September 30, 2021 and 2020, respectively, for which the Company incurred fees of approximately $0.2 million and $0.8 million for the nine months ended September 30, 2021 and 2020, respectively, and other similar advertising, coupon redemption and raw material supply services, for which the Company had net payables aggregating to approximately $0.3 million as of both September 30, 2021 and December 31, 2020. As of September 30, 2021 and December 31, 2020, payable balances of $1.6 million and approximately $0.6 million, respectively, were included in the Company's Consolidated Balance Sheet for the aforementioned coupon redemption services. The Company believes that its engagement of each of these affiliates was on arm's length terms, taking into account each firm's expertise in its respective field, and that the fees paid or received were at least as favorable as those available from unaffiliated parties.

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

The following Condensed Consolidating Financial Statements present the financial information as of September 30, 2021 and December 31, 2020, and for each of the nine months September 30, 2021 and 2020 for: (i) Products Corporation on a stand-alone basis; (ii) the Guarantor Subsidiaries on a stand-alone basis; (iii) the subsidiaries of Products Corporation that did not guarantee and do not guarantee Products Corporation's 6.25% Senior Notes (the "Non-Guarantor Subsidiaries") on a stand-alone basis; and; (iv) Products Corporation, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries on a consolidated basis. The Condensed Consolidating Financial Statements are presented on the equity method, under which the investments in subsidiaries are recorded at cost and adjusted to the applicable share of the subsidiary's cumulative results of operations, capital contributions, distributions and other equity changes. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions.

Products Corporation and Subsidiaries Condensed Consolidating Balance Sheets
As of September 30, 2021
	Products Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

ASSETS
Cash and cash equivalents	$5.6	$3.2	$64.5	$—	$73.3
Trade receivables, less allowances for doubtful accounts	88.0	119.3	184.0	—	391.3
Inventories, net	121.5	154.8	185.2	—	461.5
Prepaid expenses and other	215.4	26.2	63.8	—	305.4
Intercompany receivables	4,098.4	4,011.3	726.7	(8,836.4)	—
Investment in subsidiaries	1,231.7	(206.0)	—	(1,025.7)	—
Property, plant and equipment, net	159.8	62.8	83.3	—	305.9
Deferred income taxes	—	12.2	20.2	—	32.4
Goodwill	404.9	30.0	128.2	—	563.1
Intangible assets, net	9.4	174.6	217.5	—	401.5
Other assets	60.5	8.4	26.3	—	95.2
Total assets	$6,395.2	$4,396.8	$1,699.7	$(9,862.1)	$2,629.6
LIABILITIES AND STOCKHOLDER’S DEFICIENCY
Short-term borrowings	$—	$—	$0.6	$—	$0.6
Current portion of long-term debt	163.7	—	0.1	—	163.8
Accounts payable	95.1	55.3	95.2	—	245.6
Accrued expenses and other	149.4	75.3	179.0	—	403.7
Intercompany payables	4,390.2	3,552.4	893.6	(8,836.2)	—
Long-term debt	3,229.5	—	72.8	—	3,302.3
Other long-term liabilities	272.5	109.5	32.3	—	414.3
Total liabilities	8,300.4	3,792.5	1,273.6	(8,836.2)	4,530.3
Stockholder’s (deficiency) equity	(1,905.2)	604.3	426.1	(1,025.9)	(1,900.7)
Total liabilities and stockholder’s (deficiency) equity	$6,395.2	$4,396.8	$1,699.7	$(9,862.1)	$2,629.6

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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

Products Corporation and Subsidiaries Condensed Consolidating Statement of Operations and Comprehensive (Loss) Income
Three Months Ended September 30, 2021
	Products Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Sales	$103.1	$162.2	$255.8	$—	$521.1
Cost of sales	56.7	72.4	92.1	—	221.2
Gross profit	46.4	89.8	163.7	—	299.9
Selling, general and administrative expenses	74.0	65.9	114.6	—	254.5
Acquisition and integration costs	0.6	—	—	—	0.6
Restructuring charges and other, net	6.7	0.3	2.0	—	9.0
Impairment charges	—	—	—	—	—
Loss (gain) on divested assets	0.1	—	—	—	0.1
Operating (loss) income	(35.0)	23.6	47.1	—	35.7
Other (income) expense:
Intercompany interest, net	(3.1)	0.7	2.4	—	—
Interest expense	58.7	—	4.4	—	63.1
Amortization of debt issuance costs	8.7	—	—	—	8.7
Gain on early extinguishment of debt	—	—	—	—	—
Foreign currency losses (gains), net	—	0.6	9.3	—	9.9
Miscellaneous, net	194.4	(115.1)	(79.2)	—	0.1
Other expense (income), net	258.7	(113.8)	(63.1)	—	81.8
(Loss) income from continuing operations before income taxes	(293.7)	137.4	110.2	—	(46.1)
(Benefit from) provision for income taxes	—	3.2	2.3	—	5.5
(Loss) income from continuing operations, net of taxes	(293.7)	134.2	107.9	—	(51.6)
Equity in income (loss) of subsidiaries	243.9	92.5	—	(336.4)	—
Net (loss) income	$(49.8)	$226.7	$107.9	$(336.4)	$(51.6)
Other comprehensive income (loss)	2.9	3.9	(2.5)	(1.4)	2.9
Total comprehensive (loss) income	$(46.9)	$230.6	$105.4	$(337.8)	$(48.7)

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

Products Corporation and Subsidiaries Condensed Consolidating Statement of Operations and Comprehensive (Loss) Income
Three Months Ended September 30, 2020
	Products Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Sales	$95.7	$148.9	$232.4	$0.1	$477.1
Cost of sales	45.6	92.6	96.0	0.1	234.3
Gross profit	50.1	56.3	136.4	—	242.8
Selling, general and administrative expenses	84.4	47.7	119.3	—	251.4
Acquisition and integration costs	0.8	—	0.1	—	0.9
Restructuring charges and other, net	(8.4)	2.7	5.0	—	(0.7)
Impairment charges	(23.4)	22.0	1.4	—	—
Gain on divested assets	(1.1)	—	—	—	(1.1)
Operating (loss) income	(2.2)	(16.1)	10.6	—	(7.7)
Other (income) expense:
Intercompany interest, net	(0.5)	0.7	(0.2)	—	—
Interest expense	67.3	—	1.4	—	68.7
Amortization of debt issuance costs	7.8	—	—	—	7.8
Gain on early extinguishment of debt, net	(31.2)	—	—	—	(31.2)
Foreign currency losses (gains), net	1.0	(0.7)	(10.1)	—	(9.8)
Miscellaneous, net	(1.8)	(55.4)	54.6	—	(2.6)
Other expense (income), net	42.6	(55.4)	45.7	—	32.9
(Loss) income from continuing operations before income taxes	(44.8)	39.3	(35.1)	—	(40.6)
(Benefit from) provision for income taxes	(6.3)	17.8	(9.2)	—	2.3
Loss (income) from continuing operations, net of taxes	(38.5)	21.5	(25.9)	—	(42.9)
Equity in income (loss) of subsidiaries	30.0	(10.0)	—	(20.0)	—
Net (loss) income	$(8.5)	$11.5	$(25.9)	$(20.0)	$(42.9)
Other comprehensive income (loss)	5.0	(7.1)	1.6	5.5	5.0
Total comprehensive (loss) income	$(3.5)	$4.4	$(24.3)	$(14.5)	$(37.9)

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

Products Corporation and Subsidiaries Condensed Consolidating Statement of Operations and Comprehensive (Loss) Income
Nine Months Ended September 30, 2021
	Products Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Sales	$311.6	$411.6	$740.3	$—	$1,463.5
Cost of sales	155.4	182.8	270.5	—	608.7
Gross profit	156.2	228.8	469.8	—	854.8
Selling, general and administrative expenses	262.8	178.9	350.0	—	791.7
Acquisition, integration and divestiture costs	1.7	—	0.1	—	1.8
Restructuring charges and other, net	13.5	2.5	6.8	—	22.8
(Gain) loss on divested assets	(1.7)	—	—	—	(1.7)
Operating (loss) income	(120.1)	47.4	112.9	—	40.2
Other (income) expense:
Intercompany interest, net	(3.9)	1.9	2.0	—	—
Interest expense	178.4	—	5.5	—	183.9
Amortization of debt issuance costs	30.7	—	—	—	30.7
Foreign currency losses, net	(0.2)	(0.3)	12.0	—	11.5
Miscellaneous, net	231.1	(126.9)	(101.4)	—	2.8
Other expense (income), net	436.1	(125.3)	(81.9)	—	228.9
(Loss) income from operations before income taxes	(556.2)	172.7	194.8	—	(188.7)
Provision for (benefit from) for income taxes	—	4.6	19.3	—	23.9
(Loss) income from operations, net of taxes	(556.2)	168.1	175.5	—	(212.6)
Equity in income (loss) of subsidiaries	353.9	102.2	—	(456.1)	—
Net (loss) income	$(202.3)	$270.3	$175.5	$(456.1)	$(212.6)
Other comprehensive (loss) income	4.5	8.1	—	(8.1)	4.5
Total comprehensive (loss) income	$(197.8)	$278.4	$175.5	$(464.2)	$(208.1)

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

Products Corporation and Subsidiaries Condensed Consolidating Statement of Operations and Comprehensive (Loss) Income
Nine Months Ended September 30, 2020
	Products Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Sales	$305.9	$339.6	$632.2	$—	$1,277.7
Cost of sales	158.5	190.5	251.7	—	600.7
Gross profit	147.4	149.1	380.5	—	677.0
Selling, general and administrative expenses	247.6	163.8	321.8	—	733.2
Acquisition, integration and divestiture costs	4.0	—	0.2	—	4.2
Restructuring charges and other, net	32.3	7.0	5.5	—	44.8
Impairment charges	120.7	22.0	1.4	—	144.1
Loss on divested assets	(0.5)	—	—	—	(0.5)
Operating (loss) income	(256.7)	(43.7)	51.6	—	(248.8)
Other (income) expenses:
Intercompany interest, net	(3.5)	1.8	1.7	—	—
Interest expense	173.0	—	5.0	—	178.0
Amortization of debt issuance costs	17.8	—	—	—	17.8
Gain on early extinguishment of debt, net	(43.1)	—	—	—	(43.1)
Foreign currency losses, net	1.6	1.7	5.8	—	9.1
Miscellaneous, net	(0.9)	(71.5)	86.3	—	13.9
Other expense (income), net	144.9	(68.0)	98.8	—	175.7
Loss from operations before income taxes	(401.6)	24.3	(47.2)	—	(424.5)
Benefit from income taxes	(58.4)	19.2	(5.0)	—	(44.2)
(Loss) income from operations, net of taxes	(343.2)	5.1	(42.2)	—	(380.3)
Equity in (loss) income of subsidiaries	0.7	(36.9)	—	36.2	—
Net (loss) income	$(342.5)	$(31.8)	$(42.2)	$36.2	$(380.3)
Other comprehensive (loss) income	16.6	7.3	4.0	(11.3)	16.6
Total comprehensive (loss) income	$(325.9)	$(24.5)	$(38.2)	$24.9	$(363.7)

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

Products Corporation and Subsidiaries Condensed Consolidating Statements of Cash Flows
Nine Months Ended September 30, 2021
	Products Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$(418.6)	$57.7	$274.2	$—	$(86.7)
CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash (used in) provided by investing activities	(1.9)	(0.8)	(1.5)	—	(4.2)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in short-term borrowings and overdraft	(4.5)	(5.6)	(2.4)	—	(12.5)
Borrowings on term loans	305.0	—	—	—	305.0
Repayments on term loans	(186.7)	—	—	—	(186.7)
Net (repayments) borrowings under the revolving credit facilities	(2.7)	—	—	—	(2.7)
Payment of financing costs	(17.9)	—	—	—	(17.9)
Tax withholdings related to net share settlements of restricted stock and RSUs	(2.4)	—	—	—	(2.4)
Other financing activities	(0.2)	(0.1)	—	—	(0.3)
Net cash provided by (used in) financing activities	90.6	(5.7)	(2.4)	—	82.5
Effect of exchange rate changes on cash, cash equivalents and restricted cash	349.5	(57.8)	(294.1)	—	(2.4)
Net increase (decrease) in cash, cash equivalents and restricted cash	19.6	(6.6)	(23.8)	—	(10.8)
Cash, cash equivalents and restricted cash at beginning of period	$6.5	$7.8	$88.2	$—	$102.5
Cash, cash equivalents and restricted cash at end of period	$26.1	$1.2	$64.4	$—	$91.7

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

Products Corporation and Subsidiaries Condensed Consolidating Statements of Cash Flows
Nine Months Ended September 30, 2020
	Products Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash (used in) provided by operating activities	$(260.0)	$6.6	$(3.5)	$—	$(256.9)
CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash (used in) provided by investing activities	(6.0)	(0.5)	(0.9)	—	(7.4)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in short-term borrowings and overdraft	2.5	(3.8)	0.6	—	(0.7)
Borrowings on term loans	880.0	—	—	—	880.0
Repayments on Term Loans	(354.7)	—	—	—	(354.7)
Net (repayments) borrowings under the revolving credit facilities	19.5	—	—	—	19.5
Payments of financing costs	(109.4)	—	1.1	—	(108.3)
Tax withholdings related to net share settlements of restricted stock and RSUs	(1.6)	—	—	—	(1.6)
Other financing activities	(0.1)	(0.1)	(0.1)	—	(0.3)
Net cash provided by (used in) financing activities	436.2	(3.9)	1.6	—	433.9
Effect of exchange rate changes on cash, cash equivalents and restricted cash	0.4	2.0	(2.8)	—	(0.4)
Net increase (decrease) in cash, cash equivalents and restricted cash	170.6	4.2	(5.6)	—	169.2
Cash, cash equivalents and restricted cash at beginning of period	$1.0	$6.4	97.2	$—	104.5
Cash, cash equivalents and restricted cash at end of period	$171.6	$10.6	$91.6	$—	$273.7

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

Strategic Review

MacAndrews & Forbes and the Company continue to explore strategic transactions involving the Company and third parties.

For additional information regarding the Company's business, see Part 1, Item 1 "Business" in the Company's 2020 Form 10-K.

REVLON, INC AND SUBSIDIARIES
COMBINED MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

Overview of Net Sales and Earnings Results

Consolidated net sales in the third quarter of 2021 were $521.1 million, a $44.0 million increase, or 9.2%, compared to $477.1 million in the third quarter of 2020. Excluding the $7.9 million favorable FX impact, consolidated net sales increased by $36.1 million, or 7.6%, during the third quarter of 2021.The XFX (as hereinafter defined) net sales increase of $36.1 million in the third quarter of 2021 was due to: a $13.1 million, or 12.3%, increase in Elizabeth Arden segment net sales, a $11.8 million or 11.8%, increase in Portfolio segment net sales, a $6.3 million, or 6.0%, increase in Fragrances segment net sales and $4.9 million, or 3.0% increase in Revlon segment net sales,

Consolidated net sales in the nine months ended September 30, 2021 were $1,463.5 million, a $185.8 million increase, or 14.5%, compared to $1,277.7 million in the nine months ended September 30, 2020. Excluding the $44.8 million favorable FX impact, consolidated net sales increased by $141.0 million, or 11.0%, during the nine months ended September 30, 2021. The XFX net sales increase of $141.0 million in the nine months ended September 30, 2021 was due to: a $60.0 million, or 21.2%, increase in Elizabeth Arden segment net sales, a $55.2 million, or 25.7%, increase in Fragrances segment net sales, a $23.1 million, or 4.8%, increase in Revlon segment net sales and a $2.7 million, or 0.9%, increase in Portfolio segment net sales.
Consolidated loss from continuing operations, net of taxes, in the third quarter of 2021 was $53.1 million, compared to $44.5 million in the third quarter of 2020. The $8.6 million increase in consolidated loss from continuing operations, net of taxes, in the third quarter of 2021 was primarily due to:
•a $31.2 million decrease in net gain on the early extinguishment of debt from the cancellation of approximately $44.4 million in aggregate principal face amount of Products Corporation's 5.75% Senior Notes during the third quarter of 2020, compared to having no gain in the third quarter of 2021;
•$19.7 million of unfavorable variance in foreign currency, resulting from $9.9 million in foreign currency losses during the third quarter of 2021, compared to $9.8 million in foreign currency gains during the third quarter of 2020;
•a $9.7 million increase in restructuring charges, primarily related to higher expenditures under RGGA in the third quarter of 2021, compared to the subsequent true up of restructuring charges previously accrued in 2020 under the Revlon 2020 Restructuring Program during the third quarter of 2020;
•a $3.5 million increase in the provision for income taxes in the third quarter of 2021 compared to the third quarter of 2020, primarily due to an increase in losses for which no tax benefit can be recognized;
•$2.7 million of higher SG&A expenses in the third quarter of 2021 compared to the third quarter of 2020, primarily driven by the increased level of activity compared to the prior year quarter, as the Company shows signs of rebound from the negative effects of the ongoing COVID-19 pandemic;
•a $2.7 million net increase in other miscellaneous expenses, net, in the third quarter of 2021 compared to the third quarter of 2020, primarily due to the subsequent true-up in the third quarter of 2020 of financing fees previously expensed in 2020 in connection with the 2020 BrandCo Refinancing Transactions;
•$0.9 million increase in amortization of debt issuance costs in the third quarter of 2021, compared to the third quarter of 2020, primarily due to the additional debt issuance costs recorded and amortized in connection with the 2021 and 2020 Refinancing Transactions; and
•a $1.2 million decrease in gain on divested assets, primarily related to the sale of certain assets in the third quarter of 2020;
with the foregoing partially offset by:
•$57.1 million of higher gross profit, primarily due to higher net sales in the third quarter of 2021, primarily as a result of the effects of COVID-19 on net sales during the third quarter of 2020; and
•a $5.6 million decrease in interest expense in the third quarter of 2021, compared to the third quarter of 2020, primarily due to lower average borrowings primarily resulting from the 5.75% Senior Notes Exchange Offer.

REVLON, INC AND SUBSIDIARIES
COMBINED MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

Consolidated loss from continuing operations, net of taxes, in the nine months ended September 30, 2021 was $216.8 million, compared to consolidated loss from continuing operations, net of taxes, of $385.2 million in the nine months ended September 30, 2020. The $168.4 million decrease in consolidated loss from continuing operations, net of taxes was primarily due to:
•$177.8 million of higher gross profit in the nine months ended September 30, 2021, primarily due to higher net sales in the nine months ended September 30, 2021, primarily as a result of the effects of COVID-19 on net sales during the prior year period;
•a $144.1 million decrease in impairment charges attributable to the non-cash impairment charges of $111.0 million and of $33.1 million recorded on the Company's goodwill and on certain of the Company's indefinite-lived intangible assets, respectively, following the Company's interim impairment assessments during the nine months ended September 30, 2020, all of which are primarily attributable to the effects of COVID-19, compared to having no impairment charges in 2021;
•a $22.0 million decrease in restructuring charges, primarily related to lower expenditures under RGGA in the nine months ended September 30, 2021, compared to the expenditures incurred primarily under the 2020 Revlon Restructuring Program in the nine months ended September 30, 2020;
•a $11.1 million decrease in other miscellaneous expenses, net, in the nine months ended September 30, 2021, compared to the prior year period, primarily due to financing fees expensed in 2020 in connection with the 2020 BrandCo Refinancing Transactions;
•a $2.4 million decrease in acquisition, integration and divestiture costs in the nine months ended September 30, 2021, compared to the prior year period, primarily driven by higher amortization of the cash-based awards under Tier 1 and Tier 2 of the Revlon 2019 TIP in the prior year period; and
•a $1.2 million of increase in gain on divested assets primarily related to the $1.7 million in gains on the sale of certain assets during the nine months ended September 30, 2021, consisting of the Company's Gatineau brand, compared to having $0.5 million in gains recorded during the nine months ended September 30, 2020 on the sale of certain assets;
with the foregoing partially offset by:
•a $69.0 million increase in the provision for income taxes in the nine months ended September 30, 2021, compared to the prior year period, primarily due to an increase in losses for which no tax benefit can be recognized;
•$56.9 million of higher SG&A expenses in the nine months ended September 30, 2021, compared to the prior year period, primarily driven by the increased level of activity compared to the prior year period, as the Company starts to show signs of rebound from the negative effects of the ongoing COVID-19 pandemic;
•a $43.1 million decrease in net gain on the early extinguishment of debt from the repurchase and cancellation of approximately $157.2 million in aggregate principal face amount of Products Corporation's 5.75% Senior Notes during the nine months ended September 30, 2020, compared to having no gain during the nine months ended September 30, 2021;
•a $12.9 million increase in amortization of debt issuance costs in the nine months ended September 30, 2021, compared to the prior year period, primarily due to the additional debt issuance costs recorded and amortized in connection with the 2021 and 2020 Refinancing Transactions;
•a $5.9 million increase in interest expense in the nine months ended September 30, 2021, compared to the prior year period, primarily due to higher weighted average interest rates driven primarily by the 2020 BrandCo Term Loan Facility; and
•$2.4 million of unfavorable variance in foreign currency, resulting from $11.5 million in foreign currency losses during the nine months ended September 30, 2021, compared to $9.1 million in foreign currency losses during the nine months ended September 30, 2020.

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

The following tables provide a comparative summary of the Company's segment results for the periods presented.

	Net Sales						Segment Profit
	Three Months Ended September 30,		Change		XFX Change (a)		Three Months Ended September 30,		Change		XFX Change (a)
	2021	2020	$	%	$	%	2021	2020	$	%	$	%
Revlon	$173.0	$166.0	$7.0	4.2%	$4.9	3.0%	$16.1	$13.5	$2.6	19.3%	$2.0	14.8%
Elizabeth Arden	122.8	106.3	16.5	15.5%	13.1	12.3%	21.3	3.4	17.9	N.M.	17.0	N.M.
Portfolio	112.7	99.6	13.1	13.2%	11.8	11.8%	22.1	12.2	9.9	81.1%	9.6	78.7%
Fragrances	112.6	105.2	7.4	7.0%	6.3	6.0%	22.9	25.4	(2.5)	(9.8)%	(2.8)	(11.0)%
Total	$521.1	$477.1	$44.0	9.2%	$36.1	7.6%	$82.4	$54.5	$27.9	51.2%	$25.8	47.3%

	Net Sales						Segment Profit
	Nine Months Ended September 30,		Change		XFX Change (a)		Nine Months Ended September 30,		Change		XFX Change (a)
	2021	2020	$	%	$	%	2021	2020	$	%	$	%
Revlon	$521.8	$482.8	$39.0	8.1%	$23.1	4.8%	$45.3	$41.4	$3.9	9.4%	$0.5	1.2%
Elizabeth Arden	359.7	282.4	77.3	27.4%	60.0	21.2%	42.1	18.4	23.7	128.8%	20.1	109.2%
Portfolio	307.4	298.1	9.3	3.1%	2.7	0.9%	46.3	33.9	12.4	36.6%	11.0	32.4%
Fragrances	274.6	214.4	60.2	28.1%	55.2	25.7%	50.8	34.6	16.2	46.8%	15.3	44.2%
Total	$1,463.5	$1,277.7	$185.8	14.5%	$141.0	11.0%	$184.5	$128.3	$56.2	43.8%	$46.9	36.6%

(a) XFX excludes the impact of foreign currency fluctuations.
(N.M. - Not meaningful)

Revlon Segment

Third quarter results:

Revlon segment net sales in the three months ended September 30, 2021 were $173.0 million, a $7.0 million, or 4.2%, increase, compared to $166.0 million in the three months ended September 30, 2020. Excluding the $2.1 million favorable FX

REVLON, INC AND SUBSIDIARIES
COMBINED MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

impact, total Revlon segment net sales in the three months ended September 30, 2021 increased by $4.9 million, or 3.0%, compared to the three months ended September 30, 2020. The Revlon segment XFX increase in net sales of $4.9 million in the three months ended September 30, 2021 was driven by higher net sales of Revlon ColorSilk and Revlon color cosmetics, both in North America and in International regions, higher net sales of Revlon-branded professional hair care products in International regions, and, to a lower extent, higher net sales of Revlon-branded beauty tools both in North America and in the International regions. This increase was due, primarily, to retail channels continuing to show signs of improvement from the effects of the ongoing COVID-19 pandemic, as well as salons' increased activity in connection with progressive and/or temporary lifting of restrictions related to the ongoing COVID-19 pandemic, partially offset by decreased net sales in North America of Revlon-branded hair-care products.

Revlon segment profit in the three months ended September 30, 2021 was $16.1 million, a $2.6 million, or 19.3%, increase, compared to $13.5 million in the three months ended September 30, 2020. Excluding the $0.6 million favorable FX impact, Revlon segment profit in the three months ended September 30, 2021 increased by $2.0 million, or 14.8%, compared to the three months ended September 30, 2020. This increase was driven primarily by the Revlon segment's higher net sales, as described above, partially offset by moderately lower gross profit margin.

Year-to-date results:

Revlon segment net sales in the nine months ended September 30, 2021 were $521.8 million, a $39.0 million, or 8.1%, increase, compared to $482.8 million in the nine months ended September 30, 2020. Excluding the $15.9 million favorable FX impact, total Revlon segment net sales in the nine months ended September 30, 2021 increased by $23.1 million, or 4.8%, compared to the nine months ended September 30, 2020. The Revlon segment's XFX increase in net sales of $23.1 million in the nine months ended September 30, 2021 was driven by higher net sales of Revlon color cosmetics in North America and higher net sales of Revlon-branded professional hair care products in International regions. This increase was due, primarily, to the mass retail channel continuing to show signs of improvement from the effects of the ongoing COVID-19 pandemic, as well as salons' increased activity in connection with progressive and/or temporary lifting of restrictions related to the ongoing COVID-19 pandemic, partially offset by decreased net sales in North America of Revlon ColorSilk hair color products and Revlon-branded hair-care products.

Revlon segment profit in the nine months ended September 30, 2021 was $45.3 million, a $3.9 million, or 9.4%, increase, compared to $41.4 million in the nine months ended September 30, 2020. Excluding the $3.4 million favorable FX impact, Revlon segment profit in the nine months ended September 30, 2021 increased by $0.5 million, or 1.2%, compared to the nine months ended September 30, 2020. This increase was driven primarily by the Revlon segment's higher net sales, partially offset by higher brand support expenses to support the increase in sales' activity.

Elizabeth Arden Segment

Third quarter results:

Elizabeth Arden segment net sales in the three months ended September 30, 2021 were $122.8 million, a $16.5 million, or 15.5%, increase, compared to $106.3 million in the three months ended September 30, 2020. Excluding the $3.4 million favorable FX impact, Elizabeth Arden segment net sales in the three months ended September 30, 2021 increased by $13.1 million, or 12.3%, compared to the three months ended September 30, 2020. The Elizabeth Arden segment XFX increase in net sales of $13.1 million in the three months ended September 30, 2021 was driven primarily by higher net sales of Green Tea and White Tea fragrances, as well as certain other Elizabeth Arden-branded fragrances and skin care products, primarily in International regions. This increase was due, primarily, to growth in e-commerce net sales, as well as an increase in the travel retail business, while there are also signs of improvements from the effects of the ongoing COVID-19 pandemic on foot traffic at department stores and other retail outlets, primarily internationally.

Elizabeth Arden segment profit in the three months ended September 30, 2021 was $21.3 million, a $17.9 million increase, compared to $3.4 million in the three months ended September 30, 2020. Excluding the $0.9 million favorable FX impact, Elizabeth Arden segment profit in the three months ended September 30, 2021 increased by $17.0 million, compared to the three months ended September 30, 2020. This increase was driven primarily by the Elizabeth Arden segment's higher net sales and higher gross profit margin, partially offset by higher brand support and other SG&A expenses to support the increase in sales activity.

REVLON, INC AND SUBSIDIARIES
COMBINED MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

Year-to-date results:

Elizabeth Arden segment net sales in the nine months ended September 30, 2021 were $359.7 million, a $77.3 million, or 27.4%, increase, compared to $282.4 million in the nine months ended September 30, 2020. Excluding the $17.3 million favorable FX impact, Elizabeth Arden segment net sales in the nine months ended September 30, 2021 increased by $60.0 million, or 21.2%, compared to the nine months ended September 30, 2020. The Elizabeth Arden segment XFX increase in net sales of $60.0 million in the nine months ended September 30, 2021 was driven primarily by higher net sales of Ceramide skin care products, both in International regions and in North America, and, to a lower extent, higher net sales of Green Tea and White Tea fragrances, as well as other Elizabeth Arden-branded fragrances and skin care products, primarily in International regions. This increase was due, primarily, to growth in e-commerce net sales, as well as an increase in the travel retail business, while there are also signs of improvements from the effects of the ongoing COVID-19 pandemic on foot traffic at department stores and other retail outlets, and it was partially offset by lower net sales of Prevage, primarily in connection with the delayed launches on certain new products.

Elizabeth Arden segment profit in the nine months ended September 30, 2021 was $42.1 million, a $23.7 million, or 128.8%, increase, compared to $18.4 million in the nine months ended September 30, 2020. Excluding the $3.6 million favorable FX impact, Elizabeth Arden segment profit in the nine months ended September 30, 2021 increased by $20.1 million, or 109.2%, compared to the nine months ended September 30, 2020. This increase was driven primarily by the Elizabeth Arden segment's higher net sales and higher gross profit margin, partially offset by higher brand support and other SG&A expenses to support the increase in sales activity.

Portfolio Segment

Third quarter results:
Portfolio segment net sales in the three months ended September 30, 2021 were $112.7 million, a $13.1 million, or 13.2%, increase, compared to $99.6 million in the three months ended September 30, 2020. Excluding the $1.3 million favorable FX impact, total Portfolio segment net sales in the three months ended September 30, 2021 increased by $11.8 million, or 11.8%, compared to the three months ended September 30, 2020. The Portfolio segment XFX increase in net sales of $11.8 million in the three months ended September 30, 2021 was driven primarily by higher net sales of American Crew men's grooming products, Almay color cosmetics and CND nail products in North America, and higher net sales of Mitchum anti-perspirant deodorants in International regions, primarily in connection with the mass retail channel continuing to show signs of improvement from the effects of the ongoing COVID-19 pandemic. This increase was partially offset, primarily, by lower net sales of previously sold brands and of certain local and regional skin care products brands.

Portfolio segment profit in the three months ended September 30, 2021 was $22.1 million, a $9.9 million, or 81.1%, increase, compared to $12.2 million in the three months ended September 30, 2020. Excluding the $0.3 million favorable FX impact, Portfolio segment profit in the three months ended September 30, 2021 increased by $9.6 million, or 78.7%, compared to the three months ended September 30, 2020. This increase was driven primarily by the Portfolio segment's higher net sales and higher gross profit margin, partially offset by higher brand support expenses to support the increase in sales activity.
Year-to-date results:
Portfolio segment net sales in the nine months ended September 30, 2021 were $307.4 million, a $9.3 million, or 3.1%, increase, compared to $298.1 million in the nine months ended September 30, 2020. Excluding the $6.6 million favorable FX impact, total Portfolio segment net sales in the nine months ended September 30, 2021 increased by $2.7 million, or 0.9%, compared to the nine months ended September 30, 2020. The Portfolio segment XFX increase in net sales of $2.7 million in the nine months ended September 30, 2021 was driven primarily by higher net sales of American Crew men's grooming products, and also by higher net sales in North America of Almay color cosmetics and CND nail products, partially offset by lower net sales of previously sold brands and of certain local and regional skin care products brands, both in International regions and in North America. The increase was primarily in connection with retail channels continuing to show signs of improvement from the effects of the ongoing COVID-19 pandemic.
Portfolio segment profit in the nine months ended September 30, 2021 was $46.3 million, a $12.4 million, or 36.6%, increase compared to $33.9 million in the nine months ended September 30, 2020. Excluding the $1.4 million favorable FX impact, Portfolio segment profit in the nine months ended September 30, 2021 increased by $11.0 million, or 32.4%, compared to the nine months ended September 30, 2020. This increase was driven primarily by the Portfolio segment's higher net sales

REVLON, INC AND SUBSIDIARIES
COMBINED MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

and higher gross profit margin, as well as lower SG&A, achieved primarily through RGGA, partially offset by higher brand support expenses to support the increase in sales activity.

Fragrances Segment

Third quarter results:
Fragrances segment net sales in the three months ended September 30, 2021 were $112.6 million, a $7.4 million, or 7.0%, increase, compared to $105.2 million in the three months ended September 30, 2020. Excluding the $1.1 million favorable FX impact, total Fragrances segment net sales in the three months ended September 30, 2021 increased by $6.3 million, or 6.0%, compared to the three months ended September 30, 2020. The Fragrances segment XFX increase in net sales of $6.3 million in the three months ended September 30, 2021 was driven primarily by higher net sales of Juicy Couture and John Varvatos fragrances, partially offset by lower net sales in North America of other branded and distributed fragrances, primarily due to a recovery from the ongoing COVID-19 pandemic, as retailers are restocking their inventory levels.

Fragrances segment profit in the three months ended September 30, 2021 was $22.9 million, a $2.5 million, or 9.8%, decrease, compared to $25.4 million in the three months ended September 30, 2020. Excluding the $0.3 million favorable FX impact, Fragrances segment profit in the three months ended September 30, 2021 decreased by $2.8 million, or 11.0%, compared to the three months ended September 30, 2020. This decrease was driven primarily by the Fragrances segment's higher brand support and SG&A expenses, partially offset by higher net sales and moderately higher gross profit margin.
Year-to-date results:
Fragrances segment net sales in the nine months ended September 30, 2021 were $274.6 million, a $60.2 million, or 28.1%, increase, compared to $214.4 million in the nine months ended September 30, 2020. Excluding the $5.0 million favorable FX impact, total Fragrances segment net sales in the nine months ended September 30, 2021 increased by $55.2 million, or 25.7%, compared to the nine months ended September 30, 2020. The Fragrances segment XFX increase in net sales of $55.2 million in the nine months ended September 30, 2021 was driven primarily by higher net sales of Juicy Couture, John Varvatos, Britney Spears and Curve fragrances, partially offset by lower net sales of other distributed fragrances, primarily in North America, primarily due to a recovery from the ongoing COVID-19 pandemic, as retailers are restocking their inventory levels.
Fragrances segment profit in the nine months ended September 30, 2021 was $50.8 million, a $16.2 million, increase, compared to $34.6 million in the nine months ended September 30, 2020. Excluding the $0.9 million favorable FX impact, Fragrances segment profit in the nine months ended September 30, 2021 increased by $15.3 million, compared to the nine months ended September 30, 2020. This increase was driven primarily by the Fragrances segment's higher net sales, as described above, partially offset by the segment's higher other SG&A and brand support expenses primarily due to the increase in sales activity.

REVLON, INC AND SUBSIDIARIES
COMBINED MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

Geographic Results:

The following tables provide a comparative summary of the Company's North America and International net sales for the periods presented:

	Three Months Ended September 30,		Change		XFX Change (a)
	2021	2020	$	%	$	%
Revlon
North America	$88.4	$86.4	$2.0	2.3%	$1.3	1.5%
International	84.6	79.6	5.0	6.3%	3.6	4.5%
Elizabeth Arden
North America	$32.3	$30.5	$1.8	5.9%	$1.6	5.2%
International	90.5	75.8	14.7	19.4%	11.5	15.2%
Portfolio
North America	$75.2	$59.9	$15.3	25.5%	$15.1	25.2%
International	37.5	39.7	(2.2)	(5.5)%	(3.3)	(8.3)%
Fragrance
North America	$81.5	$79.2	$2.3	2.9%	$2.0	2.5%
International	31.1	26.0	5.1	19.6%	4.3	16.5%
Total Net Sales	$521.1	$477.1	$44.0	9.2%	$36.1	7.6%

	Nine Months Ended September 30,		Change		XFX Change (a)
	2021	2020	$	%	$	%
Revlon
North America	$270.9	$265.6	$5.3	2.0%	$3.4	1.3%
International	250.9	217.2	33.7	15.5%	19.7	9.1%
Elizabeth Arden
North America	$80.9	$66.9	$14.0	20.9%	$12.4	18.5%
International	278.8	215.5	63.3	29.4%	47.6	22.1%
Portfolio
North America	$201.9	$182.8	$19.1	10.4%	$18.2	10.0%
International	105.5	115.3	(9.8)	(8.5)%	(15.5)	(13.4)%
Fragrances
North America	$193.8	$151.1	$42.7	28.3%	$42.1	27.9%
International	80.8	63.3	17.5	27.6%	13.1	20.7%
Total Net Sales	$1,463.5	$1,277.7	$185.8	14.5%	$141.0	11.0%
(a) XFX excludes the impact of foreign currency fluctuations.

Revlon Segment

Third quarter results:

North America

In North America, Revlon segment net sales in the three months ended September 30, 2021 increased by $2.0 million, or 2.3%, to $88.4 million, compared to $86.4 million in the three months ended September 30, 2020. Excluding the $0.7 million favorable FX impact, Revlon segment net sales in North America in the three months ended September 30, 2021 increased by $1.3 million, or 1.5%, compared to the three months ended September 30, 2020. The Revlon segment's $1.3 million XFX increase in North America net sales in the three months ended September 30, 2021 was due to higher net sales of Revlon ColorSilk hair color products and Revlon color cosmetics, and to a lower extent, Revlon-branded beauty tools due, primarily,

REVLON, INC AND SUBSIDIARIES
COMBINED MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

to retail channels continuing to show signs of improvement from the effects of the ongoing COVID-19 pandemic, partially offset by lower net sales of Revlon-branded hair-care products.

International

Internationally, Revlon segment net sales in the three months ended September 30, 2021 increased by $5.0 million, or 6.3%, to $84.6 million, compared to $79.6 million in the three months ended September 30, 2020. Excluding the $1.4 million favorable FX impact, Revlon segment International net sales in the three months ended September 30, 2021 increased by $3.6 million, or 4.5%, compared to the three months ended September 30, 2020. The Revlon segment's $3.6 million XFX increase in International net sales in the three months ended September 30, 2021 was driven primarily by higher net sales of Revlon-branded professional hair care products, and, to a lower extent, Revlon-branded beauty tools, across all of the Company's International regions, due, primarily, to salons' increased activity in connection with progressive and/or temporary lifting of restrictions related to the ongoing COVID-19 pandemic and to retail channels continuing to show signs of improvement from the effects of the ongoing COVID-19 pandemic.

Year-to-date results:

North America

In North America, Revlon segment net sales in the nine months ended September 30, 2021 increased by $5.3 million, or 2.0%, to $270.9 million, compared to $265.6 million in the nine months ended September 30, 2020. Excluding the $1.9 million favorable FX impact, Revlon segment net sales in North America in the nine months ended September 30, 2021 increased by $3.4 million, or 1.3%, compared to the nine months ended September 30, 2020. The Revlon segment's $3.4 million XFX increase in North America net sales in the nine months ended September 30, 2021 was primarily due to higher net sales of Revlon color cosmetics, which year-to-date positive performance was driven by the increase in sales experienced in the nine months ended September 30, 2021 , as disclosed elsewhere above, partially offset by lower net sales of Revlon ColorSilk hair color products and Revlon-branded hair-care products.

International

Internationally, Revlon segment net sales in the nine months ended September 30, 2021 increased by $33.7 million, or 15.5%, to $250.9 million, compared to $217.2 million in the nine months ended September 30, 2020. Excluding the $14.0 million favorable FX impact, Revlon segment International net sales in the nine months ended September 30, 2021 increased by $19.7 million, or 9.1%, compared to the nine months ended September 30, 2020. The Revlon segment's $19.7 million XFX increase in International net sales in the nine months ended September 30, 2021 was driven primarily by higher net sales of Revlon-branded professional hair-care products and of Revlon ColorSilk hair color products, primarily in the EMEA region, and, to a lower extent, higher net sales of Revlon-branded beauty tools. This increase was partially offset primarily by lower net sales of Revlon color cosmetics attributable to the negative year-to-date effects of the COVID-19 pandemic on this item in this region.

Elizabeth Arden Segment

Third quarter results:

North America

In North America, Elizabeth Arden segment net sales in the three months ended September 30, 2021 increased by $1.8 million, or 5.9%, to $32.3 million, compared to $30.5 million in the three months ended September 30, 2020. Excluding the $0.2 million favorable FX impact, Elizabeth Arden net sales in North America in the three months ended September 30, 2021 increased by $1.6 million, or 5.2%, compared to the three months ended September 30, 2020. The Elizabeth Arden segment's $1.6 million XFX increase in North America net sales in the three months ended September 30, 2021 was driven primarily by higher net sales of certain Elizabeth Arden-branded fragrances and other skin care products due, primarily, to signs of

REVLON, INC AND SUBSIDIARIES
COMBINED MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

improvements from the effects of the ongoing COVID-19 pandemic on foot traffic at department stores and other retail outlets. This increase was partially offset by lower net sales of certain other Elizabeth Arden-branded skin care products.

International

Internationally, Elizabeth Arden segment net sales in the three months ended September 30, 2021 increased by $14.7 million, or 19.4%, to $90.5 million, compared to $75.8 million in the three months ended September 30, 2020. Excluding the $3.2 million favorable FX impact, Elizabeth Arden segment International net sales in the three months ended September 30, 2021 increased by $11.5 million, or 15.2%, compared to the three months ended September 30, 2020. The Elizabeth Arden segment's $11.5 million XFX increase in International net sales in the three months ended September 30, 2021 was driven primarily by higher net sales of Green Tea and White Tea fragrances, as well as certain other Elizabeth Arden-branded fragrances and skin care products. This increase was due, primarily, to growth in e-commerce net sales, as well as an increase in the travel retail business, while there are also signs of improvements from the effects of the ongoing COVID-19 pandemic on foot traffic at department stores and other retail outlets, and it was partially offset by lower net sales of Prevage.

Year-to-date results:

North America

In North America, Elizabeth Arden segment net sales in the nine months ended September 30, 2021 increased by $14.0 million, or 20.9%, to $80.9 million, compared to $66.9 million in the nine months ended September 30, 2020. Excluding the $1.6 million favorable FX impact, Elizabeth Arden segment net sales in North America in the nine months ended September 30, 2021 increased by $12.4 million, or 18.5%, compared to the nine months ended September 30, 2020. The Elizabeth Arden segment's $12.4 million XFX increase in North America net sales in the nine months ended September 30, 2021 was driven primarily by higher net sales of Ceramide skin care products, as well as certain other Elizabeth Arden-branded fragrances and skin care products. This increase was due, primarily, to signs of improvements from the effects of the ongoing COVID-19 pandemic on foot traffic at department stores and other retail outlets, and it was partially offset by lower net sales of Prevage, primarily in connection with the delayed launches on certain new products.

International

Internationally, Elizabeth Arden segment net sales in the nine months ended September 30, 2021 increased by $63.3 million, or 29.4%, to $278.8 million, compared to $215.5 million in the nine months ended September 30, 2020. Excluding the $15.7 million favorable FX impact, Elizabeth Arden segment International net sales in the nine months ended September 30, 2021 increased by $47.6 million, or 22.1%, compared to the nine months ended September 30, 2020. The Elizabeth Arden segment's $47.6 million XFX increase in International net sales in the nine months ended September 30, 2021 was driven primarily by higher net sales of Ceramide skin care products and, to a lower extent, higher net sales of Green Tea and White Tea fragrances, as well as other Elizabeth Arden-branded fragrances and skin care products. This increase was due, primarily, to growth in e-commerce net sales, as well as an increase in the travel retail business, while there are also signs of improvements from the effects of the ongoing COVID-19 pandemic on foot traffic at department stores and other retail outlets, and it was partially offset by lower net sales of Prevage, primarily in connection with the delayed launches on certain new products.

Portfolio Segment

Third quarter results:

North America

In North America, Portfolio segment net sales in the three months ended September 30, 2021 increased by $15.3 million, or 25.5%, to $75.2 million, compared to $59.9 million in the three months ended September 30, 2020. Excluding the $0.2 million favorable FX impact, Portfolio segment North America net sales in the three months ended September 30, 2021 increased by $15.1 million, or 25.2%, compared to the three months ended September 30, 2020. The Portfolio segment's $15.1 million XFX increase in North America net sales in the three months ended September 30, 2021 was driven primarily by higher net sales of American Crew men's grooming products, Almay color cosmetics, CND nail products, and also, to a lower extent, higher net sales of Cutex nail care products, partially offset by lower net sales of certain local and regional skin care products. This

REVLON, INC AND SUBSIDIARIES
COMBINED MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

increase is primarily in connection with retail channels starting to show signs of improvement from the effects of the ongoing COVID-19 pandemic.

International

Internationally, Portfolio segment net sales in the three months ended September 30, 2021 decreased by $2.2 million, or 5.5%, to $37.5 million, compared to $39.7 million in the three months ended September 30, 2020. Excluding the $1.1 million favorable FX impact, Portfolio segment International net sales decreased by $3.3 million, or 8.3%, in the three months ended September 30, 2021, compared to the three months ended September 30, 2020. The Portfolio segment's $3.3 million XFX decrease in International net sales in the three months ended September 30, 2021 was driven primarily by lower net sales of previously sold brands and of certain local and regional skin care products brands. This decrease was partially offset by higher net sales of Mitchum anti-perspirant deodorants, primarily in connection with retail channels starting to show signs of improvement from the effects of the ongoing COVID-19 pandemic.

Year-to-date results:
North America

In North America, Portfolio segment net sales in the nine months ended September 30, 2021 increased by $19.1 million, or 10.4%, to $201.9 million, as compared to $182.8 million in the nine months ended September 30, 2020. Excluding the $0.9 million favorable FX impact, Portfolio segment net sales in North America in the nine months ended September 30, 2021 increased by $18.2 million, or 10.0%, compared to the nine months ended September 30, 2020. The Portfolio segment's $18.2 million XFX increase in North America net sales in the nine months ended September 30, 2021 was driven primarily by higher net sales of American Crew men's grooming products, Almay color cosmetics and CND nail products, primarily in connection with retail channels continuing to show signs of improvement from the effects of the ongoing COVID-19 pandemic. This increase was partially offset by lower net sales of certain local and regional skin care products brands and, to a lower extent, of Mitchum anti-perspirant deodorants.

International

Internationally, Portfolio segment net sales in the nine months ended September 30, 2021 decreased by $9.8 million, or 8.5%, to $105.5 million, compared to $115.3 million in the nine months ended September 30, 2020. Excluding the $5.7 million favorable FX impact, Portfolio segment International net sales decreased by $15.5 million, or 13.4%, in the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020. The Portfolio segment's $15.5 million XFX decrease in International net sales in the nine months ended September 30, 2021 was driven primarily by lower net sales of previously sold brands and of certain local and regional skin care products brands. This decrease was partially offset primarily by higher net sales of Mitchum anti-perspirant deodorants and American Crew men's grooming products, primarily in connection with retail channels starting to show signs of improvement from the effects of the ongoing COVID-19 pandemic.

Fragrances Segment

Third quarter results:

North America

In North America, Fragrances segment net sales in the three months ended September 30, 2021 increased by $2.3 million, or 2.9%, to $81.5 million, as compared to $79.2 million in the three months ended September 30, 2020. The segment's $2.0 million XFX increase in North America net sales in the three months ended September 30, 2021 was driven primarily by increases in net sales of Juicy Couture fragrances, partially offset by lower net sales of other distributed fragrances, primarily due to a recovery from the ongoing COVID-19 pandemic, as retailers are restocking their inventory levels.

International

Internationally, Fragrances segment net sales in the three months ended September 30, 2021 increased by $5.1 million, or 19.6%, to $31.1 million, compared to $26.0 million in the three months ended September 30, 2020. Excluding the $0.8 million favorable FX impact, Fragrances segment International net sales increased by $4.3 million, or 16.5%, in the three months ended September 30, 2021, compared to the three months ended September 30, 2020. The Fragrances segment's $4.3 million XFX increase in International net sales during the three months ended September 30, 2021 was driven primarily by higher net sales

REVLON, INC AND SUBSIDIARIES
COMBINED MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

of certain licensed fragrance brands primarily due to a recovery from the ongoing COVID-19 pandemic, as retailers are restocking their inventory levels.

Year-to-date results:

North America

In North America, Fragrances segment net sales in the nine months ended September 30, 2021 increased by $42.7 million, or 28.3%, to $193.8 million, as compared to $151.1 million in the nine months ended September 30, 2020. Excluding the $0.6 million favorable FX impact, Fragrances segment net sales in North America increased by $42.1 million, or 27.9%, in the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020. The Fragrances segment's $42.1 million XFX increase in North America net sales in the nine months ended September 30, 2021 was driven primarily by higher net sales of Juicy Couture, John Varvatos, Curve and Britney Spears fragrances, as well as other certain licensed fragrance brands, partially offset by lower net sales of other distributed fragrances. This increase is primarily due to a recovery from the ongoing COVID-19 pandemic, as retailers are restocking their inventory levels.

International

Internationally, Fragrances segment net sales in the nine months ended September 30, 2021 increased by $17.5 million, or 27.6%, to $80.8 million, compared to $63.3 million in the nine months ended September 30, 2020. Excluding the $4.4 million favorable FX impact, Fragrances segment International net sales increased by $13.1 million, or 20.7%, in the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020. The Fragrances segment's $13.1 million XFX increase in International net sales in the nine months ended September 30, 2021 was driven primarily by higher net sales of Britney Spears, John Varvatos and Juicy Couture fragrances, as well as, to a lower extent, of other certain licensed fragrance brands, primarily due to a recovery from the ongoing COVID-19 pandemic, as retailers are restocking their inventory levels.

Gross profit:
The table below shows the Company's gross profit and gross margin for the periods presented:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	Change	2021	2020	Change
Gross profit	$299.9	$242.8	$57.1	$854.8	$677.0	$177.8
Percentage of net sales	57.6%	50.9%	6.7%	58.4%	53.0%	5.4%

Third quarter results:

Gross profit increased by $57.1 million in three months ended September 30, 2021, as compared to three months ended September 30, 2020. Gross profit as a percentage of net sales (i.e., gross margin) in the three months ended September 30, 2021 increased by 6.7% compared to the three months ended September 30, 2020. The increase in gross margin in the three months ended September 30, 2021, as compared to the prior year quarter, was impacted primarily by favorable foreign currency impacts, lower manufacturing costs attributable to the effects of the ongoing COVID-19 pandemic compared to the prior year's quarter and favorable product mix.

Year-to-date results:

Gross profit increased by $177.8 million in the nine months ended September 30, 2021, as compared to the nine months ended September 30, 2020. Gross profit as a percentage of net sales (i.e., gross margin) in the nine months ended September 30, 2021 increased by 5.4% percentage points, as compared to the nine months ended September 30, 2020. The increase in gross margin in the nine months ended September 30, 2021, as compared to the prior year period, was impacted primarily by favorable foreign currency impacts, lower sales returns and lower manufacturing costs attributable to the effects of the ongoing COVID-19 pandemic compared to the prior year period, partially offset by lower favorable inventory adjustment in the nine months ended September 30, 2021.

REVLON, INC AND SUBSIDIARIES
COMBINED MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

SG&A expenses:
The table below shows the Company's SG&A expenses for the periods presented:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	Change	2021	2020	Change
SG&A expenses	$256.1	$253.4	$2.7	$796.0	$739.1	$56.9

Third quarter results:

SG&A expenses increased by $2.7 million in the three months ended September 30, 2021, compared to the three months ended September 30, 2020, driven primarily by:
•higher brand support expenses of approximately $11.8 million, resulting from the resumption of activities to sustain the higher level of net sales across all segments, compared to the three months ended September 30, 2020, when brand support expense had been reduced in response to the early periods of the COVID-19 pandemic;
•unfavorable FX impact of approximately $3.5 million; and
•higher distribution expenses of approximately $1.8 million, driven primarily by the increase in net sales with the foregoing partially offset by:
•lower general and administrative expenses of approximately $13.1 million, primarily driven by higher expenses in connection with the 2020 Refinancing Transactions during the three months ended September 30, 2020 and cost reductions achieved through the 2020 Restructuring Program (subsequently renamed during 2021 the Revlon Global Growth Accelerator, “RGGA”, as further defined below) during the three months ended September 30, 2021.

Year-to-date results:

SG&A expenses increased by $56.9 million in the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020, driven primarily by:
•higher brand support expenses of approximately $47.3 million, resulting from the resumption of activities to sustain the higher level of net sales across all segments, compared to the nine months ended September 30, 2020, when brand support expense had been reduced in response to the early periods of the COVID-19 pandemic; and
•unfavorable FX impact of approximately $21.7 million; and
•higher distribution expenses of approximately $5.0 million, driven primarily by the increase in net sales with the foregoing partially offset by:
•lower general and administrative expenses of approximately $16.6 million, primarily driven by cost reductions achieved during the nine months ended September 30, 2021 through the Revlon 2020 Restructuring Program (subsequently renamed RGGA during 2021).

Restructuring charges and other, net:
The table below shows the Company's restructuring charges and other, net for the periods presented:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	Change	2021	2020	Change
Restructuring charges and other, net	$9.0	$(0.7)	$9.7	$22.8	$44.8	$(22.0)

Third quarter results:
Restructuring charges and other, net, increased $9.7 million during the three months ended September 30, 2021, compared to the three months ended September 30, 2020, primarily related to higher expenditures under RGGA (as further defined below) in the three months ended September 30, 2021, compared to the subsequent true up of restructuring charges previously accrued in 2020 under the Revlon 2020 Restructuring Program in the three months ended September 30, 2020.

REVLON, INC AND SUBSIDIARIES
COMBINED MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

Year-to-date results:

Restructuring charges and other, net, decreased $22.0 million during the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020, primarily related to lower expenditures under RGGA in the nine months ended September 30, 2021, compared to the expenditures incurred primarily under the 2020 Revlon Restructuring Program in the nine months ended September 30, 2020.

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

Under RGGA, the Company expects to deliver an updated range of annualized cost reductions of approximately $275 million to $325 million from 2020 through the end of 2023. Approximately 50% of these annualized cost reductions were realized from the headcount reductions that occurred in 2020. The remaining cost reductions will be realized through reductions in SG&A expenses and cost of goods sold. The Company achieved $9 million and $44 million of cost reductions during the three and nine months ended September 30, 2021, bringing the total cost reductions realized since the inception of the program to approximately $171 million and expects to achieve approximately $50 million to $70 million for the full year 2021 (inclusive of the cost reductions during the first nine months of 2021), with the balance to be realized during 2022 and 2023.

In connection with implementing RGGA, the Company expects to recognize an updated cost range of approximately $185 million and $205 million of total pre-tax restructuring and related charges, consisting of employee-related costs, such as severance, pension and other termination costs, as well as related third party expenses. The Company also expects to incur approximately $15 million of additional capital expenditures. Under the RGGA program, the Company expects to incur pre-tax restructuring and related charges of approximately $65 million to $75 million during 2021 (inclusive of the charges during the first nine months of 2021) and the remainder during 2022 and 2023. The Company expects that substantially all of these restructuring and related charges will be paid in cash, with $32.8 million of the total charges paid as of September 30, 2021, approximately $20 million to $25 million of the total charges expected to be paid during the second half of 2021, with the remainder to be paid during 2022 and 2023.

In connection with RGGA, during the three months ended September 30, 2021, the Company recorded $10.8 million of total pre-tax restructuring and related charges consisting primarily of i) $9.0 million of employee severance, other personnel benefits and other costs; and (ii) $1.8 million of lease and other restructuring-related charges that were recorded within SG&A and cost of sales. During the nine months ended September 30, 2021, the Company recorded $28.0 million of total pre-tax restructuring and related charges consisting primarily of i) $22.8 million of employee severance, other personnel benefits and other costs; and (ii) $5.2 million of lease and other restructuring-related charges that were recorded within SG&A and cost of sales. Since its inception and through September 30, 2021, the Company recorded $96.8 million of total pre-tax restructuring and related charges consisting primarily of i) $73.3 million of employee severance, other personnel benefits and other costs; and (ii) $23.5 million of lease and other restructuring-related charges that were recorded within SG&A and cost of sales.

Since its inception in March 2020 and through September 30, 2021, approximately 960 positions have been eliminated worldwide under RGGA.

For further information on RGGA, see Note 2, "Restructuring Charges," to the Company's Unaudited Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

REVLON, INC AND SUBSIDIARIES
COMBINED MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

Impairment Charges:
The table below shows the Company's impairment charges for the periods presented:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	Change	2021	2020	Change
Impairment charges	$—	$—	$—	$—	$144.1	$(144.1)

Third quarter results:
In the third quarter of 2021, the Company assessed whether indicators of impairment existed that might result in additional impairment charges. Based upon such assessment, no additional impairment changes were recognized for the three months ended September 30, 2021.

During the third quarter of 2020, due to the COVID-19 pandemic, the Company re-assessed whether further indicators of impairment arose during the third quarter of 2020 that might result in additional goodwill impairment charges. Based upon such assessment, the Company determined that it was more likely than not that the fair value of each of its reporting units exceeded their respective carrying amounts as of September 30, 2020. Consequently, no impairment changes were recognized during the third quarter of 2020.

Year-to-date results:

During the nine months ended September 30, 2021, the Company assessed whether indicators of impairment existed that might result in additional impairment charges. Based upon such assessment, no additional impairment changes were recognized for the nine months ended September 30, 2021.

During the nine months ended September 30, 2020, as a result of the COVID-19 pandemic’s impact on the Company’s operations, the Company determined that indicators of potential impairment existed requiring the performance of interim impairment analyses during the first and second quarters of 2020. Based on interim impairment analyses performed during the nine months ended September 30, 2020, the Company recorded $111.0 million and $33.1 million of total non-cash impairment charges on its goodwill and indefinite-lived intangible assets, respectively.

Interest expense:
The table below shows the Company's interest expense for the periods presented:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	Change	2021	2020	Change
Interest expense	$63.1	$68.7	$(5.6)	$183.9	$178.0	$5.9

Third quarter results:

The $5.6 million decrease in interest expense in the three months ended September 30, 2021, as compared to the three months ended September 30, 2020, was primarily due to lower average borrowings primarily resulting from the 5.75% Senior Notes Exchange Offer.

Year-to-date results:

The $5.9 million increase in interest expense during the nine months ended September 30, 2021, as compared to the nine months ended September 30, 2020, was primarily due to higher weighted average interest rates driven primarily by the 2020 BrandCo Term Loan Facility.

REVLON, INC AND SUBSIDIARIES
COMBINED MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

Gain on early extinguishment of debt:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	Change	2021	2020	Change
Gain on early extinguishment of debt	—	$(31.2)	$31.2	$—	$(43.1)	$43.1

Gain on early extinguishment of debt for the three and nine months ended September 30, 2020 includes net debt extinguishment gains of $31.2 million recorded during the third quarter of 2020 and $11.9 million recorded during the second quarter of 2020 upon the repurchase and subsequent cancellation of approximately $157.2 million in aggregate principal face amount of Products Corporation's 5.75% Senior Notes occurring in the second and third quarters of 2020.
For information on the terms and conditions of these debt instruments, see Note 8, "Debt," in the Audited Consolidated Financial Statements in the Company's 2020 Form 10-K.

Provision for (benefit from) income taxes:

The table below shows the Company's provision for income taxes for the periods presented:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2021	2020	Change	2021	2020	Change
Provision for (benefit from) income taxes	$5.4	$1.9	$3.5	$23.8	$(45.2)	$69.0

Third quarter results:
The Company recorded a provision for income taxes of $5.4 million for the three months ended September 30, 2021, compared to a provision for income taxes of $1.9 million for the three months ended September 30, 2020. The $3.5 million increase in the provision for income taxes for the three months ended September 30, 2021, compared to the three months ended September 30, 2020, was primarily due to an increase in losses for which no tax benefit can be recognized.

Year-to-date results:

The Company recorded a provision for income taxes of $23.8 million for the nine months ended September 30, 2021, compared to a benefit for income taxes of $45.2 million for the nine months ended September 30, 2020. The $69.0 million increase in the provision for income taxes for the nine months ended September 30, 2021, compared to same period in 2020, was primarily due to an increase in losses for which no tax benefit can be recognized.

For the three and nine months ended September 30, 2021, the Company used the annual effective tax rate method to calculate its tax provision.

For the three and nine month periods ended September 30, 2020, the Company concluded that the use of the cut-off tax rate method was more appropriate than the annual effective tax rate method, because the annual effective tax rate method would have not been reliable due to its sensitivity to minimal changes in forecasted annual pre-tax earnings.

The Company's effective tax rate for the three and nine month periods ended September 30, 2021 was lower than the federal statutory rate of 21% primarily due to losses for which no tax benefit can be recognized. On March 11, 2021, President Biden signed into law the “American Rescue Plan Act of 2021” (the "ARPA") which expands the Employee Retention Credit and the roster of ‘covered employees’ under §162(m) deduction limits. The ARPA did not have a significant impact on the Company’s financial results.
The Company's effective tax rate for the three months ended September 30, 2020 was lower than the federal statutory rate of 21% primarily due to the mix and level of earnings and the change in valuation allowance related to the limitation on the deductibility of interest. The Company's effective tax rate for the nine months ended September 30, 2020 was lower than the federal statutory rate of 21% primarily due to the impact of non-deductible impairment charges and the valuation allowance related to the limitation on the deductibility of interest, partially offset by the impact of the "Coronavirus Aid, Relief and Economic Security Act" (the "CARES Act"), signed into law on March 27, 2020 by President Trump, which resulted in a

REVLON, INC AND SUBSIDIARIES
COMBINED MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

partial release of a valuation allowance on the Company's 2019 federal tax attributes associated with the limitation on the deductibility of interest.
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
In assessing the recoverability of its deferred tax assets, the Company continually evaluates all available positive and negative evidence to assess the amount of deferred tax assets which are more likely than not to be realized. Deferred tax assets are reduced by a valuation allowance if some portion or all of the deferred tax assets will not be realized. A valuation allowance is a non-cash charge, and it in no way limits the Company's ability to utilize its deferred tax assets, including its ability to utilize tax loss and credit carryforward amounts.
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

Results of Operations — Products Corporation

Products Corporation's Consolidated Statements of Operations and Comprehensive Loss are essentially identical to Revlon, Inc.'s Consolidated Statements of Operations and Comprehensive Loss, except for the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net loss - Revlon, Inc.	$(53.1)	$(44.5)	$(216.8)	$(385.2)
Selling, general and administrative expenses - public company costs	1.6	2.0	4.3	5.9
Provision for income taxes	(0.1)	(0.4)	(0.1)	(1.0)
Net loss - Products Corporation	$(51.6)	$(42.9)	$(212.6)	$(380.3)

Refer to Revlon’s “Management Discussion and Analysis of Financial Condition and Results of Operations” herein.

Financial Condition, Liquidity and Capital Resources

At September 30, 2021, the Company had a liquidity position of $121.9 million, consisting of: (i) $73.3 million of unrestricted cash and cash equivalents (with approximately $67.1 million held outside the U.S.); (ii) $53.2 million in available borrowing capacity under the Amendment No.8 to the Amended 2016 Revolving Credit Facility (which had $316.2 million drawn at such date); and less (iii) approximately $4.6 million of outstanding checks.

Liquidity and Ability to Continue as a Going Concern
Each reporting period, the Company assesses its ability to continue as a going concern for one year from the date the financial statements are issued.

The Company continues to focus on cost reduction and risk mitigation actions to address the ongoing impact from the COVID-19 pandemic as well as other risks in the business environment. It expects to generate additional liquidity through continued cost control initiatives as well as funds provided by selling certain assets or other strategic transactions in connection with the Company's ongoing Strategic Review. If sales continue to decline, the Company’s cost control initiatives may include reductions in discretionary spend and reductions in investments in capital and permanent displays. Management believes that the debt transactions completed during the nine months ended September 30, 2021, along with existing cash and cash equivalents and cost control initiatives provides the Company with sufficient liquidity to meet its obligations and maintain business operations for the next twelve months.

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

Amendment No. 8 included an extinguishment, as defined by ASC 470, Debt, with the prior lenders under the Company's Tranche A Revolving Credit facility and the substitution of such lenders under the revolving credit facility with a new lender, MidCap, with which the Company had no prior loans outstanding. In connection with this transaction:

•Fees of $0.8 million paid to the old lenders that were extinguished under the Tranche A Revolving Credit facility were expensed within SG&A on the Company's Unaudited Consolidated Statement of Operations and Comprehensive Loss for the nine months ended September 30, 2021;
•Deferred financing costs associated with the extinguished, old lenders prior to the effective date of Amendment No. 8, amounting to approximately $4.7 million, were expensed within "Amortization of debt issuance costs” on the Company's Unaudited Consolidated Statement of Operations and Comprehensive Loss for the nine months ended September 30, 2021; and
•Fees of approximately $2.1 million paid to the new lender and third parties were recorded as deferred financing costs and are amortized in accordance with the straight-line method over the revised term of Tranche A through May 7, 2024.

The above-mentioned Amendment No. 8 also included an extinguishment and a modification of a term loan in connection with the existing SISO facility. More specifically, in accordance with ASC 470, Debt:

•Extinguishment accounting was applied to one existing prior lender, which is no longer involved with the SISO facility after Amendment No. 8. In connection with such extinguishment, deferred financing costs of approximately $1.4 million were expensed within "Amortization of debt issuance costs” on the Company's Unaudited Consolidated Statement of Operations and Comprehensive Loss for the nine months ended September 30, 2021; and
•Modification accounting was applied to those exiting lenders for which the cash flow effect between the amount owed to them before and after the consummation of Amendment No. 8, on a present value basis, was less than 10% and, thus, the debt instruments were not considered to be substantially different. In connection with such modification, fees of approximately $0.9 million paid to the lenders were recorded as deferred financing costs and are amortized within "Amortization of debt issuance costs” (together with previously exiting deferred financing costs associated with these lenders of approximately $4.0 million), in accordance with the new effective interest rate computed over the revised term of the SISO facility. Additionally, approximately $0.4 million of fees paid to third parties were expensed within SG&A on the Company's Unaudited Consolidated Statement of Operations and Comprehensive Loss for the nine months ended September 30, 2021.

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

The proceeds from the 2021 Foreign Asset-Based Term Facility were used to extinguish the entire amount outstanding under the 2018 Foreign Asset-Based Term Facility as of the closing date, which was due on July 9, 2021. In connection with such extinguishment, approximately nil and $1.0 million of pre-existing unamortized deferred financing costs were expensed within "Amortization of Debt Issuance Costs" on the Company’s Unaudited Consolidated Statement of Operations and Comprehensive Loss for the three and nine month periods ended September 30, 2021. In accordance with the terms of the 2021 Foreign Asset-Based Term Agreement, approximately $13.8 million of the proceeds from the transaction are held in escrow and are recorded within "Prepaid expenses and other assets" on the Company's Unaudited Consolidated Balance Sheet as of September 30, 2021.

The Company incurred approximately $3.2 million of new debt issuance costs in connection with the closing of the 2021 Foreign Asset-Based Term Facility, which are amortized within "Amortization of debt issuance costs" in accordance with the effective interest method over the term of the facility.

Changes in Cash Flows

As of September 30, 2021, the Company had cash, cash equivalents and restricted cash of $91.7 million, compared with $102.5 million million at December 31, 2020. The following table summarizes the Company’s cash flows from operating, investing and financing activities for the periods presented:

	Nine Months Ended September 30,
	2021	2020
Net cash used in operating activities	$(86.7)	$(256.9)
Net cash used in investing activities	(4.2)	(7.4)
Net cash provided by financing activities	82.5	433.9
Effect of exchange rate changes on cash and cash equivalents	(2.4)	(0.4)
Net (decrease) increase in cash, cash equivalents and restricted cash	(10.8)	169.2
Cash, cash equivalents and restricted cash at beginning of period	102.5	104.5
Cash, cash equivalents and restricted cash at end of period	$91.7	$273.7

Operating Activities
Net cash used in operating activities was $86.7 million and $256.9 million for the nine months ended September 30, 2021 and 2020, respectively. The decrease in cash used in operating activities for the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020, was primarily driven by a lower loss and favorable working capital changes.

Investing Activities
Net cash used in investing activities was $4.2 million for the nine months ended September 30, 2021, compared to $7.4 million of net cash used in investing activities for the nine months ended September 30, 2020.

Financing Activities
Net cash provided by financing activities was $82.5 million and $433.9 million for the nine months ended September 30, 2021 and 2020, respectively.
Net cash provided by financing activities for the nine months ended September 30, 2021 primarily included:
•$230.0 of borrowings under the SISO Term Loan Facility; and
•$75.0 million of borrowings under the 2021 Foreign Asset-Based Term Facility;
with the foregoing partially offset by:
•$100.0 million of net repayments under the SISO Term Loan Facility;
•$58.9 million used to fully repay the 2018 Foreign Asset-Based Term Facility;
•$17.9 million of payment of financing costs incurred in connection with the first and second quarters of 2021 refinancing transactions, comprised of: (i) approximately $5.6 million of payments of financing costs incurred in connection with the SISO Term Loan Facility; (ii) approximately $7.0 million of financing costs incurred in connection with the Tranche A revolving credit facility; and (iii) approximately $5.3 million of payments of financing costs incurred in connection with the 2021 Foreign Asset-Based Term Facility;
•$12.5 million of decreases in short-term borrowings and overdraft;
•$11.6 million of interest payments in connection with the troubled debt restructuring accounting treatment of the 2020 Exchange Offer, which were deemed as return of principal to the participating lenders;
•$9.3 million of repayments under the 2020 BrandCo Facility;
•$6.9 million of repayments under the 2016 Term Loan Facility; and
•$2.7 million of net repayments under the Amended 2016 Revolving Credit Agreement;.
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

Covenants
Products Corporation was in compliance with all applicable covenants under the 2020 BrandCo Credit Agreement, 2016 Credit Agreements, the 2021 Foreign Asset-Based Term Facility, as well as with all applicable covenants under its 6.25% Senior Notes Indenture, in each case as of September 30, 2021. At September 30, 2021, the aggregate principal amounts outstanding and availability under Products Corporation’s various revolving credit facilities were as follows:

	Commitment	Borrowing Base	Aggregate principal amount outstanding at September 30, 2021	Availability at September 30, 2021 (a)
Tranche A Revolving Credit Facility	$270.0	$189.4	$136.2	$53.2
SISO Term Loan Facility	130.0	130.0	130.0	—
2020 ABL FILO Term Loans	50.0	40.6	50.0	—
(a) Availability as of September 30, 2021 is based upon the Tranche A Revolving borrowing base then in effect under Amendment No.8 to the Amended 2016 Revolving Credit Facility of $189.4 million which includes a $9.4 million reserve for the shortfall of the borrowing base that supports the 2020 ABL FILO Term Loans compared to the corresponding aggregate principal amount outstanding of $50 million), less $136.2 million then drawn.

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

The Company’s cash contributions to its pension and post-retirement benefit plans in the nine months ended September 30, 2021 were $20.5 million. The Company expects that cash contributions to its pension and post-retirement benefit plans will be approximately $21 million to $24 million in the aggregate for 2021, once given effect to the provision of the American Rescue Plan signed into law by President Biden on March 11, 2021. The Company’s net cash taxes paid in the nine months ended September 30, 2021 were $7.3 million. The Company expects to pay net cash taxes totaling approximately $0 million to $10 million in the aggregate during 2021.

The Company’s purchases of permanent wall displays and capital expenditures in the nine months ended September 30, 2021 were $15.0 million and $6.3 million, respectively. The Company expects that purchases of permanent wall displays will total approximately $45 million to $50 million in the aggregate during 2021 and expects that capital expenditures will total approximately $10 million to $15 million in the aggregate during 2021.
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
The Company expects that operating revenues, cash on hand and funds that may be available from time-to-time for borrowing under the Amended 2016 Revolving Credit Facility and other permissible borrowings will be sufficient to enable the Company to pay its operating expenses for 2021, including payments in connection with the purchase of permanent wall displays, capital expenditures, debt service payments and costs, cash tax payments, pension and other post-retirement plan contributions, payments in connection with the Company’s restructuring programs, such as, currently, primarily the RGGA program, severance not otherwise included in the Company’s restructuring programs, business and/or brand acquisitions (including, without limitation, through licensing transactions), if any, debt and/or equity repurchases, if any, costs related to litigation, discontinuing non-core business lines and/or entering and/or exiting certain territories and/or channels of trade. The Company also expects to generate additional liquidity from strategic initiatives and cost reductions resulting from the implementation of, currently, primarily the RGGA program, cost reductions generated from other cost control initiatives, and price increases.
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

REVLON, INC. AND SUBSIDIARIES

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the fiscal period covered by this Form 10-Q. Based upon such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of September 30, 2021.

(b) Changes in Internal Control Over Financial Reporting ("ICFR"). There have not been any changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. As described in Item 4(a) above, the RGGA program and the COVID-19 Organizational Actions did not materially affect the Company's ICFR for the quarter ended September 30, 2021.

REVLON, INC. AND SUBSIDIARIES

Forward-Looking Statements
This Quarterly Report on Form 10-Q for the period ended September 30, 2021, as well as the Company's other public documents and statements, may contain forward-looking statements that involve risks and uncertainties, which are subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on the beliefs, expectations, estimates, projections, assumptions, forecasts, plans, anticipations, targets, outlooks, initiatives, visions, objectives, strategies, opportunities, drivers, focus and intents of the Company's management. While the Company believes that its estimates and assumptions are reasonable, the Company cautions that it is very difficult to predict the impact of known and unknown factors, and, of course, it is impossible for the Company to anticipate all factors that could affect its results. The Company's actual results may differ materially from those discussed in such forward-looking statements. Such statements include, without limitation, the Company's expectations, plans and estimates (whether qualitative or quantitative) as to:
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
(i)unanticipated circumstances or results affecting the Company's financial performance and or sales growth, including: greater than anticipated levels of consumers choosing to purchase their beauty products through e-commerce and other social media channels and/or greater than anticipated declines in the brick-and-mortar retail channel, or either of those conditions occurring at a rate faster than anticipated; the Company's inability to address the pace and impact of the new commercial landscape, such as its inability to enhance its e-commerce and social media capabilities and/or increase its penetration of e-commerce and social media channels; the Company's inability to drive a successful long-term omni-channel strategy and significantly increase its e-commerce penetration; difficulties, delays and/or the Company's inability to (in whole or in part) develop and implement effective content to enhance its online retail position, improve its consumer engagement across social media platforms and/or transform its technology and data to support efficient management of its digital infrastructure; the Company incurring greater than anticipated levels of expenses and/or debt to facilitate the foregoing objectives, which could result in, among other things, less than anticipated revenues and/or profitability; decreased consumer spending in response to weak economic conditions or weakness in the consumption of beauty products in one or more of the Company's segments, whether attributable to COVID-19 or otherwise; adverse changes in tariffs, foreign currency exchange rates, foreign currency controls and/or government-mandated pricing controls; decreased sales of the Company's products as a result of increased competitive activities by the Company's competitors; decreased performance by third-party suppliers, whether due to COVID-19, shortages of raw materials or otherwise; and/or supply disruptions at the Company's manufacturing facilities, whether attributable to COVID-19 or shortages of raw materials, components, and labor, or transportation constraints or otherwise; changes in consumer preferences, such as reduced consumer demand for the Company's color cosmetics and other current products, including new product launches; changes in consumer purchasing habits, including with respect to retailer preferences and/or among sales channels, such as due to the continuing consumption declines in core beauty categories in the mass retail channel in North America, whether attributable to COVID-19 or otherwise; lower than expected customer acceptance or consumer acceptance of, or less than anticipated results from, the Company's existing or new products, whether attributable to COVID-19 or otherwise; higher than expected retail store closures in the brick-and-mortar channels where the Company sells its products, as consumers continue to shift purchases to online and e-commerce channels, whether attributable to COVID-19 or otherwise; higher than expected purchases of permanent displays, capital expenditures, debt service payments and costs, cash tax payments, pension and other post-retirement plan contributions, payments in connection with the Company's restructuring programs, severance not otherwise included in the Company's restructuring programs, business and/or brand acquisitions (including, without limitation, through licensing transactions), if any, debt and/or equity repurchases, if any, costs related to litigation, discontinuing non-core business lines and/or entering and/or exiting certain territories and/or channels of trade, advertising, promotional and marketing activities or for sales returns related to any reduction of space by the Company's customers, product discontinuances or otherwise or lower than expected results from the Company's advertising, promotional, pricing and/or marketing plans, whether attributable to COVID-19 or otherwise; decreased sales of the Company’s existing or new products, whether attributable to COVID-19 or otherwise; actions by the Company's customers, such as greater than expected inventory management and/or de-stocking, and greater than anticipated space reconfigurations or reductions in display space and/or product discontinuances or a greater than expected impact from pricing, marketing, advertising and/or promotional strategies by the Company's customers, whether attributable to COVID-19 or otherwise; and changes in the competitive environment and actions by the Company's competitors, including, among other things, business combinations, technological breakthroughs, implementation of new pricing strategies, new product offerings, increased advertising, promotional and marketing spending and advertising, promotional and/or marketing successes by competitors;

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

Item 5. Other Information

None.

Exhibits

*31.1	Certification of Debra Perelman, Chief Executive Officer, dated November 5, 2021, pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.
*31.2	Certification of Victoria Dolan, Chief Financial Officer, dated November 5, 2021, pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.
*31.3	Certification of Debra Perelman, Chief Executive Officer, dated November 5, 2021, pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.
*31.4	Certification of Victoria Dolan, Chief Financial Officer, dated November 5, 2021, pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.
**32.1	Certification of Debra Perelman, Chief Executive Officer, dated November 5, 2021, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**32.2	Certification of Victoria Dolan, Chief Financial Officer, dated November 5, 2021, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**32.3	Certification of Debra Perelman, Chief Executive Officer, dated November 5, 2021, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**32.4	Certification of Victoria Dolan, Chief Financial Officer, dated November 5, 2021, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	Inline XBRL Instance Document
*101.SCH	Inline XBRL Taxonomy Extension Schema
*101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
*101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
*101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
*101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
*104	Cover Page Interactive Data File, formatted in Inline XBRL and contained in Exhibit 101

*Filed herewith.
**Furnished herewith.

S I G N A T U R E S
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, each Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 5, 2021

Revlon, Inc.
(Registrant)

By: /s/ Debra Perelman	By: /s/ Victoria Dolan
Debra Perelman	Victoria Dolan
President, Chief Executive Officer &	Chief Financial Officer
Director

Revlon Consumer Products Corporation
(Registrant)

By: /s/ Debra Perelman	By: /s/ Victoria Dolan
Debra Perelman	Victoria Dolan
President, Chief Executive Officer &	Chief Financial Officer
Director