Form 10-K
period 2021-12-31
REVLON INC /DE/; REVLON CONSUMER PRODUCTS CORP
filed 2022-03-03
CIK 887921, 890547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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

The aggregate market value of Revlon, Inc. Class A Common Stock held by non-affiliates (using the New York Stock Exchange closing price as of June 30, 2021, the last business day of the registrant's most recently completed second fiscal quarter) was approximately $95,393,958. Accordingly, the registrant qualifies under the SEC's revised rules as a "smaller reporting company."

Number of shares of common stock outstanding as of December 31, 2021:

Revlon, Inc. Class A Common Stock:	53,666,613
Revlon Consumer Products Corporation Common Stock:	5,260

At such date, (i) 46,223,321 shares of Revlon, Inc. Class A Common Stock were beneficially owned by MacAndrews & Forbes Incorporated and certain of its affiliates; and (ii) all shares of Revlon Consumer Products Corporation ("Products Corporation") Common Stock were held by Revlon, Inc.

Products Corporation meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-K as, among other things, all of Products Corporation's equity securities are owned directly by Revlon, Inc., which is a reporting company under the Securities Exchange Act of 1934, as amended, and which filed with the SEC on March 3, 2022 all of the material required to be filed pursuant to Section 13, 14 or 15(d) thereof. Products Corporation is therefore filing this Form 10-K with a reduced disclosure format applicable to Products Corporation.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of Revlon, Inc.’s definitive Proxy Statement to be delivered to stockholders in connection with its Annual Stockholders' Meeting to be held on or about June 2, 2022 are incorporated by reference into Part III of this Form 10-K.

REVLON, INC. AND SUBSIDIARIES
REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
For the Year Ended December 31, 2021

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
The Company was founded over 90 years ago by Charles Revson, who revolutionized the cosmetics industry by introducing nail enamels matched to lipsticks in fashion colors. Today, the Company continues Revson's legacy by producing and marketing innovative products that address consumers' wants and needs for beauty and personal care products.
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

Business Strategy
The Company remains focused on its 3 key strategic pillars to drive its future success and growth. First, strengthening its iconic brands through innovation and relevant product portfolios; second, building its capabilities to better communicate and connect with its consumers through media channels where they spend the most time; and third, ensuring availability of its products where consumers shop, both in-store and increasingly online. The Company has continued to deliver against the objectives of the Revlon 2020 Restructuring Program (subsequently renamed during 2021 the Revlon Global Growth Accelerator, “RGGA”, as herein after defined), which includes rightsizing our organization with the objectives of driving improved profitability, cash flow and liquidity. The Company is also managing the business to conserve cash and liquidity, as well as continuing to focus on stabilizing the business, growing e-commerce and preparing the foundation for achieving future growth.

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
As of December 31, 2021, the Company’s operations are organized into the following reportable segments:
•Revlon - The Revlon segment is comprised of the Company's flagship Revlon brands. Revlon segment products are primarily marketed, distributed and sold in the mass retail channel, large volume retailers, chain drug and food

REVLON, INC. AND SUBSIDIARIES
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
For certain information regarding the Company's segments' performance, foreign and domestic operations and classes of similar products, refer to Note 16, "Segment Data and Related Information," to the Company’s Audited Consolidated Financial Statements in this Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (the "2021 Form 10-K").

REVLON, INC. AND SUBSIDIARIES
Products
The following table sets forth the Company's principal brands that are included in its Revlon, Elizabeth Arden, Portfolio and Fragrances segments by product category:

Segment	COSMETICS	HAIR	MEN'S GROOMING	BEAUTY TOOLS	FRAGRANCES		ANTI-PERSPIRANT DEODORANTS	SKIN CARE / BODY CARE
					Owned	Licensed*
Revlon	Revlon	Revlon ColorSilk		Revlon
	Revlon ColorStay	Revlon Professional

Elizabeth Arden	Elizabeth Arden				Elizabeth Arden White Tea			Visible Difference
					Elizabeth Arden 5th Avenue			Elizabeth Arden Ceramide
					Elizabeth Arden Green Tea			Elizabeth Arden Pro
					Elizabeth Arden Red Door			Prevage
					Elizabeth Arden Always Red			Skin Illuminating
Eight Hour
SUPERSTART

Portfolio	CND	Creme of Nature	American Crew				Mitchum	Gatineau***
	Almay	Intercosmo	d:fi
	SinfulColors	Orofluido
	Cutex	Llongueras*

Fragrances					Curve	Juicy Couture
					Giorgio Beverly Hills	John Varvatos
					Charlie	AllSaints
					Halston	Britney Spears
					Jean Naté	Christina Aguilera
					‹PS›**	Elizabeth Taylor
					White Diamonds	Jennifer Aniston
Mariah Carey
Alfred Sung
Ed Hardy
Lucky Brand
Geoffrey Beene
*Licensed from a third party.
** Logo of former Paul Sebastian brand.
*** Gatineau brand sold during 2021.

REVLON, INC. AND SUBSIDIARIES
The Company operates in four operating segments: Revlon; Elizabeth Arden; Portfolio; and Fragrances, which represent the Company's four reporting segments. For certain information regarding the Company's segments and domestic and foreign operations, refer to Note 16, "Segment Data and Related Information," to the Company’s Audited Consolidated Financial Statements in this 2021 Form 10-K. Further information on the Company's brands by segment appears below.

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
•Revlon: The Company sells a broad range of cosmetics under its flagship Revlon brand, which are designed to fulfill consumer wants and needs and are principally priced in the upper range for large volume retailers. The Revlon brand is comprised of face makeup, including foundation, powder, blush and concealers; lip makeup, including lipstick, lip gloss and lip liner; eye makeup, including mascaras, eyeliners, eye shadows and brow products; and nail color. Revlon products include innovative formulas and attractive colors that appeal to a wide range of consumers. The following are the key brands within the Revlon segment:
◦Revlon ColorStay offers consumers a full range of products with long-wearing technology in face, lip, eye, and nail;
◦Revlon PhotoReady products that are offered in face and eye makeup and are designed with innovative photochromatic pigments that bend and reflect light to give a flawless, airbrushed appearance in any light;
◦Revlon Age Defying, which consists of face makeup for women in the over-35 age bracket, with ingredients to help reduce the appearance of fine lines and wrinkles;
◦Revlon Ultra HD, which is a liquid-based lip color offered globally; and a one-coat vegan and 20-free nail color;
◦Revlon Super Lustrous, which is the Company’s flagship wax-based lip color and is offered in a wide variety of shades of lipstick and lip gloss; and
◦Revlon So Fierce, which is a line of trend forward eyeliner, mascara, and eye shadow products that offer unique textures and shades to create bold looks.
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
Beauty tools - The Company sells Revlon beauty tools, which include nail, eye, skin and manicure and pedicure grooming tools, eye lash curlers and a full line of makeup brushes under the Revlon brand name.

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
•American Crew and d:fi: The Company sells men’s styling, hair care, and other grooming products for use and sale by professional salons and barber shops under the American Crew brand name. The brand is also distributed in select retailers, both on and offline. In 2020, the American Crew brand introduced a Lather Shave Cream, Finishing Spray, and Detox Shampoo, as well as relaunched three other formulas within its extensive hair care line of shampoos and conditioners. American Crew is the "Official Supplier to Men" of quality grooming products that provide the ultimate usage experience and enhance a man’s personal image. American Crew is the leading salon brand created specifically for men and is sold in more than 70 countries (as well as being sold direct-to-consumer on its americancrew.com website). The Company also sells unisex hair products under the d:fi brand, which is a value-priced full line of cleansing, conditioning and styling products.
•Almay: The Company’s Almay brand consists of hypo-allergenic, dermatologist-tested, fragrance-free cosmetics and skin care products. The Almay brand is comprised of face makeup, including foundation, pressed powder, primer and concealer; eye makeup, including eye shadows, mascaras and eyeliners; lip makeup; and makeup removers. Key brands within Almay include Almay Smart Shade in face; Almay Intense Eye Color in eye; and Almay Color + Care in lip. The Almay brand also has a significant makeup remover business under the core Almay brand name.
•SinfulColors: The Company's SinfulColors brand consists of nail enamels in bold, vivid and on-trend colors.
•Cutex: The Company's Cutex brand consists of nail care products, including both nail polish remover and nail care treatments.
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
•The Company also sold certain skin care products in the U.S. and internationally under various regional brands, including the Company's Gatineau brand. The Company's Gatineau brand was sold during 2021.

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
As of December 31, 2021, the Company employed approximately 200 people in its research and development activities, including specialists in pharmacology, toxicology, chemistry, microbiology, engineering, biology, dermatology and quality assurance.

Manufacturing and Related Operations and Raw Materials
During 2021, the Company’s products were primarily produced at the Company’s facilities in the U.S. (North Carolina and Florida), Spain, Mexico, South Africa, and Italy. The Company's products were also produced by third-party suppliers and contract manufacturers in the U.S. and Europe.
The Company continually reviews its manufacturing needs against its manufacturing capacities to identify opportunities to reduce costs and operate more efficiently. The Company continuously pursues reductions in cost of goods through the global sourcing of raw materials and components from qualified vendors, leveraging its purchasing capacity to optimize cost reductions. The Company’s global sourcing strategy from qualified vendors is also designed to provide that the Company maintains a continuous supply of high-quality raw materials and components.

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
United States. Net sales in the U.S. accounted for approximately 47% of the Company's 2021 net sales, which were made in multiple channels, including mass and prestige retail, e-commerce sites and specialty cosmetics stores. The Company also sells a broad range of beauty products to U.S. Government military exchanges and commissaries. The Company licenses its Revlon trademark to select manufacturers for complementary beauty-related products and accessories that the Company believes have the potential to extend the Company's brand names and image. As of December 31, 2021, 8 of such licenses were in effect relating to more than 20 product categories, which are marketed principally in the mass retail channel. Pursuant to such licenses, the Company retains control over product design and development, product quality, advertising and the use of its trademarks. These licensing arrangements offer opportunities for the Company to generate revenues and cash flow through royalties or other payments.
The Company sells its products through the mass retail channel, prestige retailers, perfumeries, boutiques, department and specialty stores, travel retailers and distributors, as well as direct sales to consumers via its Elizabeth Arden branded retail stores and e-commerce business. In 2019 and 2018, the Company launched direct-to-consumer on-line selling capabilities on its

REVLON, INC. AND SUBSIDIARIES
elizabetharden.com, juicycouturebeauty.com, and americancrew.com websites. In 2020, the Company continued expansion of its e-commerce business in various markets. Retail merchandisers maintain the Company's point-of-sale wall displays intended to ensure that high-selling SKUs are in stock and to ensure the optimal presentation of the Company's products in retailers. Products for use in professional salons are sold primarily through wholesale beauty supply distributors in the U.S.
Outside of the United States. Net sales outside the U.S. accounted for approximately 53% of the Company's 2021 net sales. The three countries outside the U.S. with the highest net sales were China, Australia and the U.K. which together accounted for approximately 18% of the Company's 2021 net sales. The Company distributes its mass retail products, prestige products and fragrances through large volume retailers, chain drug and food stores, chemist shops, hypermarkets, general merchandise stores, e-commerce sites, television shopping, department and specialty stores, one-stop shopping beauty retailers, perfumeries, boutiques, travel retailers and distributors. Products for use in professional hair and nail salons are sold directly to the salons by the Company's direct sales force in countries where it has operations and through wholesale beauty supply distributors in other countries outside the U.S.
At December 31, 2021, the Company actively sold its products through wholly-owned subsidiaries established in approximately 25 countries outside of the U.S., as well as through joint ventures in Asia and the Middle East, and through a large number of independent distributors and licensees elsewhere around the world.

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
Walmart and its affiliates worldwide accounted for approximately 14% of the Company's 2021 consolidated net sales. The Company expects that Walmart and a small number of other customers will, in the aggregate, continue to account for a large portion of the Company's net sales. (See Item 1A. Risk Factors - "The Company depends on a limited number of customers for a large portion of its net sales, and the loss of one or more of these customers could reduce the Company's net sales and have a material adverse effect on the Company's business, prospects, results of operations, financial condition and/or cash flows.")

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
The Company competes in selected product categories against numerous multi-national manufacturers, as well as with expanding private label and store-owned brands, particularly in the mass retail channel. In addition to products sold in large volume retailers, distributors, wholesalers, professional salons and demonstrator-assisted retailers, the Company's products also compete with products sold in prestige and department stores, television shopping, door-to-door, specialty stores, one-stop shopping beauty retailers, e-commerce sites, perfumeries and other distribution outlets. The Company's competitors include, among others, L'Oréal S.A., The Procter & Gamble Company, The Estée Lauder Companies Inc., Coty Inc., Shiseido Co., Johnson & Johnson, Kao Corp., Henkel AG & Co., Unilever PLC/Unilever N.V., Beiersdorf AG, Chanel S.A., L Brands, Inc., AmorePacific Corporation, LG Household & Healthcare, Natura & Co./Avon Products, Colgate-Palmolive Company, Puig, Mary Kay Inc., Hand & Nail Harmony, Inc., Oriflame Holding AG, Markwins International Corporation, Sephora (a division of LVMH Moët Henessy Louis Vuitton SE), Boots UK Limited, e.l.f. Beauty, Inc. The Company also competes to a growing extent against e-commerce focused micro-beauty brands, such as Glossier, Inc., NYX Cosmetics and Urban Decay Cosmetics (both acquired by L'Oréal), Anastasia Beverly Hills, Sigma Beauty, Benefit Cosmetics LLC (a subsidiary of LVMH), and Too Faced Cosmetics, LLC (both acquired by Estée Lauder). (See Item 1A. Risk Factors - "Competition in the beauty industry could have a material adverse effect on the Company's business, prospects, results of operations, financial condition and/or cash flows.")

Patents, Trademarks and Proprietary Technology
The Company considers trademark protection to be very important to its business. The Company’s trademarks are registered in the U.S. and in approximately 150 other countries. The Company’s significant trademarks include: (i) in the Company’s Revlon segment, Revlon, Revlon ColorStay, Revlon ColorSilk, Revlon PhotoReady, Revlon Super Lustrous and Revlon Professional; (ii) in the Company’s Elizabeth Arden segment, Elizabeth Arden, Prevage, Eight Hour, SuperStart, Visible Difference, Elizabeth Arden Red Door, Elizabeth Arden 5th Avenue, Elizabeth Arden White Tea and Elizabeth Arden Green Tea; (iii) in the Company’s Portfolio segment, Almay, Almay Smart Shade, American Crew, CND, CND Shellac, CND Vinylux, SinfulColors, Mitchum, Cutex, Intercosmo, Orofluido, Creme of Nature and Gatineau; and (iv) in the Company’s Fragrances segment, owned marks such as Curve, Giorgio Beverly Hills, Charlie, Halston, Jean Naté, ‹PS› (logo of former Paul Sebastian brand), and White Diamonds, as well as licensed trademarks such as Juicy Couture, John Varvatos and AllSaints in prestige fragrances; Britney Spears, Elizabeth Taylor, Christina Aguilera, Jennifer Aniston and Mariah Carey in celebrity fragrances; and Ed Hardy, Lucky Brand, Alfred Sung and Geoffrey Beene in mass fragrances. The Company regularly renews its trademark registrations in the ordinary course of business.
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
The Company files patent applications in the ordinary course of business for certain of the Company’s new technologies. In general, utility patents are enforceable for up to 20 years from the patent application filing date, subject to paying periodic maintenance fees. The patents that the Company currently owns expire at various times between 2022 and 2040 and the Company expects to continue to file patent applications for certain of its technologies in the ordinary course of business.

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

Human Capital Resources
As of December 31, 2021, the Company employed approximately 5,800 people, of which approximately 23% were covered by collective bargaining agreements. The Company has employees in 30 countries. The Company's total employee population includes the impacts of integration initiatives in connection with the EA Integration Restructuring Program, the 2018 Optimization Program and the 2020 Revlon Restructuring Program (subsequently renamed during 2021 the Revlon Global Growth Accelerator, “RGGA”, as further defined below), including the impacts of insourcing efforts. The Company is committed to its core values of Innovation, Inclusion, Collaboration & Accountability. We recognize the diversity of our employees, consumers, partners and community, and are committed to diversity and inclusion, as driven by our employee-led Diversity & Inclusion Council. As a consumer products company, we believe that it is important for our workforce to reflect the diversity of our consumers. As of December 31, 2021, approximately half of Revlon’s Board of Directors and Executive Leadership team are women, and many members are multicultural. We are also committed to the health, safety and well-being of our employees. The Company offers employees a wide array of company-paid benefits and wellness programs, which we believe are competitive in the industry. The Company utilizes employee surveys to measure organizational health and employee experiences. The Company believes that its employee relations are positive.

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

Item 1A. Risk Factors

In addition to the other information in this report, investors should consider carefully the following risk factors when evaluating the Company’s business. For definitions of certain capitalized terms used in this Form 10-K referring to the Company's debt facilities, see Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition, Liquidity and Capital Resources - Long-Term Debt Instruments" of this 2021 Form 10-K.

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

REVLON, INC. AND SUBSIDIARIES
b.Products Corporation’s substantial indebtedness could adversely affect the Company’s operations and flexibility and Products Corporation’s ability to service its debt.
c.Products Corporation’s ability to pay the principal amount of its indebtedness depends on many factors.
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
b.The Company depends on its Oxford, North Carolina facility for production of a substantial portion of its products. Disruptions or delays at this facility and/or at other Company or third-party facilities at which the Company's products are manufactured could have a material adverse effect on the Company's business, prospects, results of operations, financial condition and/or cash flows. Such delays and difficulties in manufacturing can result in product shortages, declines in sales, and reputational impact as well as significant remediation and related costs associated with addressing such shortages.
c.Volatility in costs, along with delays and disruptions in the supply of materials and services, as a result of the recent global supply chain disruptions, could have a material adverse effect on the Company's business, prospects, results of operations, financial condition and/or cash flows.
d.The Company's financial performance depends on its ability to anticipate and respond to consumer trends and changes in consumer preferences. New product introductions may not be as successful as the Company anticipates, which could have a material adverse effect on the Company's business, prospects, results of operations, financial condition and/or cash flows.
e.The Company depends on a limited number of customers for a large portion of its net sales, and the loss of one or more of these customers could reduce the Company's net sales and have a material adverse effect on the Company's business, prospects, results of operations, financial condition and/or cash flows.
f.The Company may be unable to maintain or increase its sales through the Company's primary retailers, which could have a material adverse effect on the Company's business, prospects, results of operations, financial condition and/or cash flows.
g.Competition in the beauty industry could have a material adverse effect on the Company's business, prospects, results of operations, financial condition and/or cash flows.
h.The Company's Fragrances segment depends on various brand licenses and distribution arrangements for a significant portion of its sales, and the loss of one or more of these licenses or distribution arrangements could have a material adverse effect on the Company's business, prospects, results of operations, financial condition and/or cash flows.
i.The Company previously identified a material weakness in its internal control over financial reporting, which has now been remediated. Any failure to maintain effective internal control over financial reporting could have a material adverse effect on the Company’s business, prospects, results of operations, financial condition and/or cash flows.
j.The Company may not realize the cost reductions and other benefits that it expects from its various restructuring programs that may be in effect from time to time, which could have a material adverse effect on the Company's business, prospects, results of operations, financial condition and/or cash flows.
k.MacAndrews & Forbes has the power to direct and control the Company's business.

REVLON, INC. AND SUBSIDIARIES
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
d.Disruptions to or breaches of the Company's information technology systems, and potential failure to adequately detect or resolve such interruptions or breaches in a timely manner, may have a material adverse effect on the Company's business operations, prospects, results of operations and financial condition which could lead to reputational damage and significant liabilities.

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

Revlon is a holding company with no business operations of its own. Revlon's only material asset is all of the outstanding capital stock of Products Corporation, Revlon's wholly-owned operating subsidiary, through which Revlon conducts its business operations. As such, Revlon's net income has historically consisted predominantly of its equity in the net loss of Products Corporation, which for 2021 and 2020 was $211.4 million and $593.5 million, respectively (and included expenses incidental to being a public holding company and certain tax adjustments, amounting to $7.5 million income and $7.2 million expense for December 31, 2021 and 2020, respectively). Revlon is dependent on the earnings and cash flow of, and dividends and distributions from, Products Corporation to pay Revlon’s expenses incidental to being a public holding company and to pay any cash dividend or distribution on its Class A Common Stock in each case that may be authorized by Revlon’s Board of Directors.

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

All of the shares of Products Corporation’s capital stock held by Revlon are pledged to secure Revlon’s guarantee of Products Corporation's obligations under its 2016 Credit Agreements and the 2020 BrandCo Credit Agreement. A foreclosure upon the shares of Products Corporation's common stock would result in Revlon no longer holding its only material asset, would have a material adverse effect on the holders and price of Revlon’s Class A Common Stock and would be a change of control under Products Corporation’s other debt instruments. (See also Item 1A. Risk Factors - "Shares of Revlon Class A Common Stock are pledged to secure the debt of the Company’s affiliates and shares of Products Corporation's capital stock are pledged to secure various obligations of Revlon and Products Corporation, and foreclosure upon these shares or dispositions of

REVLON, INC. AND SUBSIDIARIES
shares of Revlon or Products Corporation could result in the acceleration of debt under Products Corporation's 2016 Senior Credit Facilities, 2020 BrandCo Facilities, the 2021 Foreign Asset-Based Term Facility and/or its 6.25% Senior Notes and could have other consequences.")

Products Corporation’s substantial indebtedness could adversely affect the Company’s operations and flexibility and Products Corporation’s ability to service its debt.

Products Corporation has a substantial amount of outstanding indebtedness. As of December 31, 2021 the Company’s total indebtedness was $3,544.8 million (or $3,443.4 million, including future interest and net of discounts and debt issuance costs), including: (i) $1,873.2 million in aggregate principal amount of its 2020 BrandCo Term Loan Facility; (ii) $874.7 million in aggregate principal amount of secured indebtedness under its 2016 Term Loan Facility; (iii) $431.3 million in aggregate principal amount of its 6.25% Senior Notes; (iv) $159.6 million of secured indebtedness under its Amended 2016 Revolving Credit Facility, consisting of $109.6 million of Tranche A revolving loans and $50.0 million of 2020 ABL FILO Term Loans, (v) $130.0 million of SISO Term Loan Facility loans; (vi) $75.0 million in aggregate principal amount of secured indebtedness under its 2021 Foreign Asset-Based Term Facility; and (vii) $1.0 million in aggregate principal amount of other short-term borrowings indebtedness.

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

Although agreements governing Products Corporation’s indebtedness, including the 2016 Credit Agreements, the 6.25% Senior Notes Indenture and the 2020 BrandCo Credit Agreement, limit Products Corporation’s ability to borrow funds, under certain circumstances Products Corporation is allowed to borrow a significant amount of additional money, some of which, in certain circumstances and subject to certain limitations, could be secured indebtedness. To the extent that more debt, whether secured or unsecured, is added to the Company's current debt levels, the risks described above would increase further. See 8, “Debt,” to the Company's Audited consolidated Financial Statements in this Form 10-K and “Recent Debt Transactions” in Item 7. “Combined Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Products Corporation’s ability to pay the principal amount of its indebtedness depends on many factors.

Tranche A and the SISO Term Loan Facility under the Amended 2016 Revolving Credit Facility mature in May 2024, subject to a springing maturity to the earlier of: (x) 91 days prior to the maturity of the 2016 Term Loan Facility, and (y) to the extent the Company’s first-in, last-out term loans (the “2020 ABL FILO Term Loans”) are then outstanding, the earliest stated maturity of the 2020 ABL FILO Term Loans; the non-extended portion of the 2016 Term Loan Facility matures no later than

REVLON, INC. AND SUBSIDIARIES
September 2023; Tranche B under the Amended 2016 Revolving Credit Agreement matures no later than December 2023; the 2021 Foreign Asset-Based Term Facility matures no later than March 2024; and the 6.25% Senior Notes mature in August 2024. Also, while the 2020 BrandCo Facilities are scheduled to mature no later than June 2025, they are subject to a springing maturity on the 91st day prior to the maturity of the 6.25% Senior Notes if $100 million or more in aggregate principal amount of the 6.25% Senior Notes remain outstanding by such date. Additionally, while the Extended Term Loans are scheduled to mature no later than June 2025, they are subject to a springing maturity to the earlier of (y) the same September 2023 springing maturity date of any non-extended term loans under Products Corporation’s existing 2016 Term Loan Facility if $75 million or more in aggregate principal amount of the non-extended term loans under the 2016 Term Loan Facility remains outstanding on such date, and (z) the 91st day prior to the maturity of the 6.25% Senior Notes if $100 million or more in aggregate principal amount of the 6.25% Senior Notes remain outstanding by such date. And, while the 2021 Foreign Asset-Based Term Facility matures no later than March 2024, it is subject to a springing maturity date of August 1, 2023 if the amount of the non-extended term loans under the 2016 Term Loan Facility remains outstanding on such date. For a more complete description of the maturities of these debt instruments, including events that could accelerate their respective maturities, see Note 8, “Debt,” to the Company's Audited Consolidated Financial Statements in this Form 10-K. See also, “Recent Debt Transactions” in Item 7. “Combined Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Products Corporation currently anticipates that, in order to pay the principal amount of its outstanding indebtedness upon the occurrence of any event of default, or to repurchase any of the 6.25% Senior Notes if a change of control occurs, or in the event that Products Corporation’s cash flows from operations are insufficient to allow it to pay the principal amount of its indebtedness by their respective maturity dates, the Company will be required to refinance some or all of Products Corporation’s indebtedness, seek to sell assets or operations, seek to sell additional Revlon equity, seek to sell debt securities of Revlon or Products Corporation and/or seek additional capital contributions or loans from MacAndrews & Forbes or from the Company’s other affiliates and/or third parties. The Company may be unable to take any of these actions due to a variety of commercial or market factors or constraints in Products Corporation’s various debt instruments, including, for example, market conditions being unfavorable for an equity or debt issuance, additional capital contributions or loans not being available from affiliates and/or third parties, or that the transactions may not be permitted under the terms of Products Corporation’s various debt instruments then in effect, including restrictions on the incurrence of additional debt, incurrence of liens, asset dispositions and/or related party transactions included in such debt instruments. Such actions, if ever taken, may not enable the Company to satisfy its cash requirements if the actions do not result in sufficient cost reductions or generate a sufficient amount of additional capital, as the case may be.

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

REVLON, INC. AND SUBSIDIARIES
These covenants affect Products Corporation’s operating flexibility by, among other things, restricting its ability to incur indebtedness that could be used to fund the costs of executing the Company’s business initiatives and to grow the Company’s business, as well as to fund general corporate purposes.

Certain breaches under the 2016 Credit Agreements, the 2020 BrandCo Credit Agreement, the 2021 Foreign Asset-Based Term Agreement and/or the 6.25% Senior Notes Indenture would permit the Company’s lenders to accelerate amounts outstanding thereunder. The acceleration of amounts outstanding under the 2016 Senior Credit Facilities (as hereinafter defined), the 2020 BrandCo Credit Agreement, the 2021 Foreign Asset-Based Term Facility and/or the 6.25% Senior Notes would in certain circumstances constitute an event of default under the other instruments permitting amounts outstanding under such instruments to be accelerated. See Note 8, “Debt,” to the Company's Audited Consolidated Financial Statements in this Form 10-K and “Recent Debt Transactions” in Item 7. “Combined Management’s Discussion and Analysis of Financial Condition and Results of Operations.” In addition, holders of the 6.25% Senior Notes may require Products Corporation to repurchase their notes in the event of a change of control under the applicable indenture and a change of control would be an event of default under the 2016 Credit Agreements, the 2020 BrandCo Credit Agreement and the 2021 Foreign Asset-Based Term Agreement. Products Corporation may not have sufficient funds at the time of any such breach or change of control to repay, in full or in part, amounts outstanding under the 2016 Senior Credit Facilities, the 2020 BrandCo Credit Agreement or the 2021 Asset-Based Term Facility or to repay, repurchase or redeem, in full or in part, the 6.25% Senior Notes.

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

If Products Corporation or its subsidiaries are unable to obtain any such waiver or amendment, Products Corporation's or its subsidiaries' inability to meet the requirements of the Amended 2016 Revolving Credit Agreement, the 2021 Foreign Asset-Based Term Agreement and/or other applicable debt instruments would constitute an event of default under such agreements, which, under certain circumstances, would permit the lenders to accelerate the repayment of the Amended 2016 Revolving Credit Facility or the 2021 Foreign Asset-Based Term Agreement, as the case may be, and, under certain circumstances, would constitute an event of default under the 2016 Term Loan Agreement, the 2020 BrandCo Credit Agreement and the 6.25% Senior Notes Indenture. An event of default under the 6.25% Senior Notes Indenture would permit the 6.25% Senior Notes Trustee or the Requisite Note Holders to accelerate payment of the principal and accrued, but unpaid, interest on the 6.25% Senior Notes.

Products Corporation’s assets and/or cash flows and/or that of Products Corporation’s subsidiaries may not be sufficient to fully repay borrowings under its various debt instruments, either upon maturity or if accelerated upon an event of default or change of control, and if the Company is required to repay, repurchase and/or redeem, in whole or in part, amounts outstanding under its 2016 Senior Credit Facilities, the 2020 BrandCo Facilities, the 2021 Foreign Asset-Based Term Agreement and/or its

REVLON, INC. AND SUBSIDIARIES
6.25% Senior Notes, it may be unable to refinance or restructure the payments on such debt. See Note 8, “Debt,” to the Company's Audited Consolidated Financial Statements in this Form 10-K and “Recent Debt Transactions” in Item 7. “Combined Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Further, if the Company is unable to repay, refinance or restructure its indebtedness under the 2016 Senior Credit Facilities, the 2020 BrandCo Facilities and/or the 2021 Foreign Asset-Based Term Agreement, the lenders could proceed against the collateral securing that indebtedness, subject to certain conditions and limitations as set forth in the related intercreditor agreements and collateral agreements. As described above, the consequences of complying with the foregoing restrictions, covenants and limitations under the Company’s various debt instruments could have a material adverse effect on the Company’s business, prospects, results of operations, financial condition and/or cash flows.

Limits on Products Corporation's borrowing capacity under the Amended 2016 Revolving Credit Facility and the 2021 Foreign Asset-Based Term Facility may affect the Company's ability to finance its operations.

At December 31, 2021, Products Corporation had $159.6 million in aggregate borrowings outstanding under the Amended 2016 Revolving Credit Facility $75.0 million outstanding under the 2021 Foreign Asset-Based Term Facility. While Tranche A of the Amended 2016 Revolving Credit Facility, following Amendment No. 8 thereto, provides for up to $270.0 million of commitments, the Company’s ability to borrow funds under such facility is limited by a borrowing base determined relative to the value, from time-to-time, of certain eligible assets.

While the 2021 Foreign Asset-Based Term Facility, which replaced and refinanced the 2018 Foreign Asset-Based Term Facility, provides for a U.S. dollar-denominated senior secured asset-based term loan facility which currently has a principal balance of $75.0 million, the 2021 Foreign Asset-Based Term Agreement requires the maintenance of a borrowing base supporting the borrowing thereunder, based on the sum of: (i) 80% of eligible accounts receivable; (ii) 65% of the net orderly liquidation value of eligible finished goods inventory and (ii) 45% of the mortgage value of certain owned real property, in each case with respect to certain of Products Corporation’s subsidiaries organized in Australia, Bermuda, Germany, Italy, Spain and Switzerland, subject to certain customary availability reserves. For more information on Amendment No. 8 to the Amended 2016 Revolving Credit Facility and the 2021 Foreign Asset-Based Term Facility, see Note 8, “Debt,” to the Company's Consolidated Financial Statements in this Form 10-K.

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

As Products Corporation continues to manage its working capital (including its and its subsidiaries inventory and accounts receivable, which are significant components of the eligible assets comprising the borrowing base under the Amended 2016 Revolving Credit Facility and the 2021 Foreign Asset-Based Term Facility), this could reduce the borrowing base under the Amended 2016 Revolving Credit Facility and/or the 2021 Asset-Based Term Facility. Further, if Products Corporation borrows funds under the Amended 2016 Revolving Credit Facility, subsequent changes in the value or eligibility of the assets within the borrowing base could require Products Corporation to pay down amounts outstanding under such facility so that there is no amount outstanding in excess of the then-existing borrowing base. Likewise, subsequent changes in the value or eligibility of the assets within the borrowing base under the 2021 Foreign Asset-Based Term Facility could require Products Corporation and its subsidiaries to pay down amounts outstanding under such facility so that there is no amount outstanding in excess of the then-existing borrowing base, which, unlike the Amended 2016 Revolving Credit Facility, cannot be re-borrowed.

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

At December 31, 2021, the Company had a liquidity position of $171.5 million, consisting of: (i) $102.4 million of unrestricted cash and cash equivalents (with approximately $97.2 million held outside the U.S.); (ii) $72.4 million in available borrowing capacity under the Amended 2016 Revolving Credit Facility (which had $289.6 million drawn at such date); and less (iii) approximately $3.3 million of outstanding checks. See Note 8, “Debt,” to the Company's Consolidated Financial Statements in this Form 10-K and “Recent Debt Transactions” in Item 7. “Combined Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

A substantial portion of Products Corporation's indebtedness is subject to floating interest rates and the potential discontinuation or replacement of LIBOR could result in an increase to our interest expense.

A substantial portion of the Products Corporation's indebtedness is subject to floating interest rates, which makes the Company more vulnerable in the event of adverse economic conditions, increases in prevailing interest rates or a downturn in the Company’s business. As of December 31, 2021, $3,112.5 million of Products Corporation’s total indebtedness, or approximately 88% of its total indebtedness, was subject to floating interest rates.

In July 2017, the U.K.’s Financial Conduct Authority, which regulates LIBOR, announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. On March 5, 2021, the U.K.’s Financial Conduct Authority formally confirmed its intention to cease publishing 24 LIBOR settings, including all seven euro LIBOR settings after December 31, 2021, and the overnight and 12-month U.S. dollar LIBOR setting after June 30, 2023. It is unclear whether or not LIBOR will cease to exist at that time (and if so, what reference rate will replace it) or if new methods of calculating LIBOR will be established such that it continues to exist after June 30, 2023. Certain of Products Corporation’s financing agreements, including its 2016 Term Loan Facility, the Amended 2016 Revolving Credit Facility, the 2020 BrandCo Facilities and the 2021 Foreign Asset-Based Term Facility are made at variable rates that use LIBOR as a benchmark for establishing the applicable interest rate. While the 2016 Term Loan Facility contains limited “fallback” provisions providing for comparable or successor rates in the event LIBOR is unavailable, these provisions may not adequately address the actual changes to LIBOR or its successor rates. For example, if future rates based upon the successor reference rate (or a new method of calculating LIBOR) are higher than LIBOR rates as currently determined, it may have a material adverse effect on our business, prospects, results of operations, financial condition and/or cash flows. On the other hand, if future rates based upon the successor reference rate (or a new method of calculating LIBOR) are lower than LIBOR rates as currently determined, the lenders under such credit agreements may seek amendments to increase the applicable interest rate margins or invoke their right to require the use of the alternate base rate in place of LIBOR, which could result in an increase to our interest expense as discussed below. By contrast, the Amended 2016 Revolving Credit Facility, the 2020 BrandCo Credit Agreement and the 2021 Foreign Asset-Based Term Facility contain provisions governing the selection and adjustment of replacement reference rates. More generally, a phase-out of LIBOR could cause market volatility or disruption and may adversely affect our access to the capital markets and cost of funding, which would have a material adverse effect on our business, prospects, results of operations, financial condition and/or cash flows.

As of December 31, 2021, the entire $874.7 million in aggregate principal amount outstanding under the 2016 Term Loan Facility bore interest, at Product Corporation’s option, at a rate per annum of LIBOR (which has a floor of 0.75%) plus a margin of 3.5% or an alternate base rate plus a margin of 2.5%, payable quarterly, at a minimum. At December 31, 2021, LIBOR and the alternate base rate for the 2016 Term Loan Facility were 0.75% and 3.50%, respectively. As of December 31, 2021, $109.6 million in aggregate principal amount outstanding under Tranche A of the Amended 2016 Revolving Credit Facility bore interest, at Products Corporation’s option, at a rate per annum equal to either: (i) the alternate base rate plus an applicable margin equal to 2.75%; or (ii) the Eurocurrency rate (which has a floor of 0.50%) plus an applicable margin equal to 3.75%. Term loans under the SISO Term Loan Facility accrue interest, at Products Corporation’s option, at a rate per annum of LIBOR (which has a floor of 1.75%) plus a margin of 5.75% or at an alternate base rate plus a margin of 4.75%. Loans under Tranche B of the Amended 2016 Revolving Credit Facility accrue interest, at Products Corporation’s option, at a rate per annum of LIBOR (which has a floor of 1.75%) plus a margin of 8.50% or at an alternate base rate plus a margin of 7.50%. Interest accrues on the 2020 BrandCo Facility at a rate per annum equal to (i) 2.00%, payable in kind, plus (ii) LIBOR (which has a floor of 1.50%) plus a margin of 10.5%. Interest accrues on the Roll-up BrandCo Facility and the Junior Roll-up BrandCo Facility at a rate per annum of LIBOR (which has a floor of 0.75%) plus a margin of 3.5%. Under the 2021 Foreign Asset-Based Term Facility, which currently has $75.0 million in aggregate principal amount outstanding, interest accrues on borrowings at a rate per annum equal to the LIBOR rate (which had a floor of 1.50%) plus an 8.50% applicable margin. See

REVLON, INC. AND SUBSIDIARIES
“Recent Debt Transactions” in Item 7. “Combined Management’s Discussion and Analysis of Financial Condition and Results of Operations.” and Note 8, “Debt,” to the Company's Consolidated Financial Statements.

If any of LIBOR (or its successor rate), the prime rate or the federal funds effective rate increases, Products Corporation’s debt service costs will increase to the extent that Products Corporation has elected such rates for its outstanding loans. Based on the amounts outstanding under the 2016 Senior Credit Facilities, the 2020 BrandCo Facilities, the 2021 Foreign Asset-Based Term Facility and other short-term borrowings (which, in the aggregate, are Products Corporation’s only debt currently subject to floating interest rates) as of December 31, 2021, a 1% increase in LIBOR (or an equivalent successor rate) would increase the Company’s annual interest expense by $9.0 million. Based on the same amounts outstanding, a change from LIBOR to the alternate base rate in the case of the 2016 Credit Agreements would increase the Company’s annual interest expense by $15.5 million. Increased debt service costs would adversely affect the Company’s cash flows and could have a material adverse effect on the Company’s business, prospects, results of operations, financial condition and/or cash flows.

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

The Company currently expects that operating revenues, cash on hand, and funds that may be available for borrowing under the Amended 2016 Revolving Credit Facility and other permissible borrowings will be sufficient to enable the Company to cover its operating expenses for 2021, including: cash requirements for the payment of expenses in connection with executing the Company's business initiatives and its advertising, promotional, pricing and/or marketing plans; purchases of permanent wall displays; capital expenditure requirements; debt service payments and costs; cash tax payments; pension and other post-retirement plan contributions; payments in connection with the Company's restructuring programs (including, without limitation, the EA Integration Restructuring Program, the 2018 Optimization Program and the Revlon 2020 Restructuring Program); severance not otherwise included in the Company's restructuring programs; business and/or brand acquisitions (including, without limitation, through licensing transactions), if any; debt and/or equity repurchases, if any; costs related to litigation; and payments in connection with discontinuing non-core business lines and/or exiting and/or entering certain territories and/or channels of trade. See Note 8, “Debt,” to the Company's Consolidated Financial Statements in this Form 10-K and “Recent Debt Transactions” in Item 7. “Combined Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

However, if the Company's anticipated level of revenue is not achieved because of, for example, decreased consumer spending in response to the ongoing and prolonged COVID-19 pandemic or other weak economic conditions or weakness in the consumption of beauty products in one or more of the Company's segments; adverse changes in tariffs, foreign currency exchange rates, foreign currency controls and/or government-mandated pricing controls; decreased sales of the Company's products as a result of increased competitive activities by the Company's competitors and/or decreased performance by third-party suppliers, whether due to shortages of raw materials or otherwise; changes in consumer purchasing habits, including with respect to retailer preferences and/or sales channels, such as due to the consumption declines in core beauty categories in the mass retail channel in North America; inventory management by the Company's customers; space reconfigurations or reductions in display space by the Company's customers; retail store closures in brick-and-mortar channels where the Company sells its products, as consumers continue to shift purchases to online and e-commerce channels; changes in pricing, marketing, advertising and/or promotional strategies by the Company's customers; less than anticipated results from the Company's existing or new products or from its advertising, promotional, pricing and/or marketing plans; or if the Company's expenses, including, without limitation, those for pension expense under its benefit plans, capital expenditures, restructuring and severance costs (including, without limitation, for the EA Integration Restructuring Program, the 2018 Optimization Program and the Revlon 2020 Restructuring Program (subsequently renamed during 2021 as RGGA)), acquisition and integration costs, costs related to litigation, advertising, promotional or marketing activities or for sales returns related to any reduction of space by the Company's customers, product discontinuances or otherwise, exceed the anticipated level of expenses, the Company's current sources of funds may be insufficient to meet its cash requirements. In addition, such developments, if significant, could reduce the Company's revenues and could have a material adverse effect on Products Corporation's ability to comply with the terms of the 2016 Credit Agreements, 2020 BrandCo Credit Agreement and/or 2021 Foreign Asset-Based Term Loan Agreement (See also Item 1A. Risk Factors - "Restrictions and covenants in Products Corporation’s various debt instruments limit its ability to take certain actions and impose consequences in the event of failure to comply," which discusses, among other things, the consequences of noncompliance with Products Corporation's debt covenants).

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

REVLON, INC. AND SUBSIDIARIES
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

The ongoing and prolonged COVID-19 pandemic has had, and continues to periodically have, a significant adverse effect on the Company’s business around the globe, which could continue for the foreseeable future. The COVID-19 pandemic has adversely impacted net sales in all major commercial regions that are important to the Company’s business. COVID-19’s adverse impact on the global economy has contributed to significant and extended quarantines and other social distancing measures; the increased prevalence of remote working arrangements for employees in certain industries; global supply chain disruptions, including manufacturing and transportation delays, due to closures, employee absences, port congestion, labor and container shortages, and shipment delays, increased transportation costs, tight labor markets and inflationary pressures for a number of industries, including consumer retail, and related consumer products shortages and price increases; closures, bankruptcies and/ or reduced operations of retailers, beauty salons, spas, offices and manufacturing facilities; labor shortages with employers in many industries, including consumer retail, experiencing increased competition to recruit, hire and retain employees; travel and transportation restrictions leading to declines in consumer traffic in key shopping and tourist areas around the globe; and import and export restrictions. These adverse economic conditions have resulted in the general slowdown of the global economy, in turn contributing to a significant decline in net sales within each of the Company’s reporting segments and regions. However, with the roll out of COVID-19 vaccinations in the United States in 2021 and the easing of COVID-19 restrictions in 2021, the Company saw a gradual rebound in consumer spending and consumption in 2021. The Company continues to closely monitor the associated impacts of COVID-19, including the impacts of any new variants of COVID-19 and subsequent “waves” of the pandemic, and will take appropriate actions in an effort to mitigate the COVID-19 pandemic’s negative effects on the Company’s operations and financial results.

In April 2020, the Company took several cost reduction measures designed to mitigate the adverse impact of the ongoing and prolonged COVID-19 pandemic on its net sales, including, without limitation: (i) reducing brand support, as a result of the abrupt decline in retail store traffic; (ii) continuing to monitor the Company’s sales and order flow and periodically scaling down operations and cancelling promotional programs; and (iii) closely managing cash flow and liquidity and prioritizing cash to minimize COVID-19’s impact on the Company’s production capabilities. In April 2020, the Company also implemented various organizational interim measures designed to reduce costs in response to COVID-19, including, without limitation: (i) switching to a reduced work week in the U.S. and in the Company's international locations and reducing executive and employee compensation in the range of 20% to 40%; (ii) furloughing approximately 40% of the Company’s U.S.-based office-based employees and 30% factory-based employees, as well as employees in a majority of the Company's other locations; (iii) suspending the Company’s 2020 merit base salary increases, discretionary profit sharing contributions and matching contributions to the Company’s 401(k) plan; (iv) reducing Board and committee compensation by 50% and eliminating Board and committee meeting fees; and (v) suspending or terminating services and payments under consulting agreements with certain directors. During the third quarter of 2020, the Company started to gradually roll back some of these measures especially with regards to some of the employees previously furloughed and/or on a reduced work week. With these measures, including the Revlon 2020 Restructuring Program, the Company achieved cost reductions of approximately $286 million during the year ended December 31, 2020 that have substantially offset the impact of the decline in the Company's net sales over such period. No such organizational interim measures were taken in 2021 besides the Company’s ongoing Revlon 2020 Restructuring Program.

The ongoing and prolonged COVID-19 pandemic has caused the Company and various of its key third party suppliers to temporarily close one or more of their manufacturing facilities. While these closures have not yet had a material adverse impact on the Company’s ability to operate and fulfill orders, if the COVID-19 restrictions continue for a period longer than the period for the re-opening of retailers, such restrictions could lead to a shortage of raw materials, components and finished products, which in turn could cause the Company to be unable to ship products to retailers and consumers and continue to adversely impact the Company’s net sales. Also, if one or more of the Company’s key customers were required to close for an extended period, the Company might not be able to ship products to them and consumers may decrease their level of purchasing activity, which would adversely impact the Company’s net sales. In addition, governmental authorities may recommend or impose other measures that could cause significant disruptions to the Company’s business operations in the regions most impacted by the coronavirus. The continuation of any of the foregoing events or other unforeseen consequences of the COVID-19 pandemic would continue to significantly adversely affect the Company’s business, results of operations, financial condition and cash flows.

REVLON, INC. AND SUBSIDIARIES

The Company depends on its Oxford, North Carolina facility for production of a substantial portion of its products. Disruptions or delays at this facility and/or at other Company or third-party facilities at which the Company's products are manufactured could have a material adverse effect on the Company's business, prospects, results of operations, financial condition and/or cash flows. Such delays and difficulties in manufacturing can result in product shortages, declines in sales, and reputational impact as well as significant remediation and related costs associated with addressing such shortages.

The Company produces a substantial portion of its products at its Oxford, North Carolina facility. Significant unscheduled downtime at this facility, or at other Company facilities and/or third-party facilities at which the Company's products are manufactured, whether due to equipment breakdowns, power failures, natural disasters (due to climate change or otherwise), pandemics (including COVID-19), weather conditions hampering delivery schedules, shortages of raw materials and products, technology disruptions or other disruptions, including those caused by transitioning manufacturing across these facilities, or any other cause could have a material adverse effect on the Company's ability to provide products to its customers, which could have a material adverse effect on the Company's sales, business, prospects, reputation, results of operations, financial condition and/or cash flows. Additionally, if product sales exceed the Company's forecasts, internal or third-party production capacities and/or the Company's ability to procure sufficient levels of finished goods, raw materials and/or components from third-party suppliers, the Company could, from time-to-time, not have an adequate supply of products to meet customer demands, which could have a material adverse effect on the Company's business, prospects, reputation, results of operations, financial condition and/or cash flows.

Volatility in costs, along with delays and disruptions in the supply of materials and services, as a result of the recent global supply chain disruptions, could have a material adverse effect on the Company's business, prospects, results of operations, financial condition and/or cash flows.

The Company purchases raw materials, including essential oils, alcohols, chemicals, containers and packaging components, from various third-party suppliers. Substantial cost increases. delays and the unavailability of raw materials or other commodities, as well as higher costs for energy, transportation and other necessary services have adversely affected and may continue to adversely affect the Company’s profit margins if it is unable to wholly or partially offset them, such as by achieving cost efficiencies in its supply chain, manufacturing and/or distribution activities. In addition, the Company purchases certain finished goods, raw materials, packaging and other components from single-source suppliers or a limited number of suppliers and if the Company is required to find alternative sources of supply, these new suppliers may have to be qualified under applicable industry, governmental and Company-mandated vendor standards, which can require additional investment and be time-consuming. Any significant disruption to the Company’s manufacturing or sourcing of products or raw materials, packaging and other components for any reason (including the recent global supply chain disruptions) could materially impact the Company’s inventory levels and interrupt and delay the Company’s supply of products to its retail customers. Also, the Company is continually looking for opportunities to provide essential business services in a more cost-effective manner. In some cases, the Company outsources certain functions that it believes can be performed more efficiently by third parties, such as in the areas of IT, finance, tax and human resources. These third parties could fail to provide the expected level of services, provide them on a timely basis or to provide them at the expected fees. Such events, if not promptly remedied, could have a material adverse effect on the Company’s business, prospects, reputation, results of operation, financial condition and/or cash flows.

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

REVLON, INC. AND SUBSIDIARIES
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
•the Company may experience a decrease in sales of certain of the Company's products as a result of counterfeit products and/or products sold outside of their intended territories; and/or
•delays or difficulties impacting the Company's ability, or the ability of the Company's suppliers, to timely manufacture, distribute and ship products or raw materials, as the case may be, displays or display walls in connection with launching new products, such as due to inclement weather conditions or other delays or difficulties (such as those discussed under Item 1A. Risk Factors - "The Company depends on its Oxford, North Carolina facility for production of a substantial portion of its products. Disruptions or delays at this facility and/or at other Company or third-party facilities at which the Company's products are manufactured could have a material adverse effect on the Company's business, prospects, results of operations, financial condition and/or cash flows. Such delays and difficulties in manufacturing can result in product shortages, declines in sales, and reputational impact as well as significant remediation and related costs associated with addressing such shortages."), could have a material adverse effect on the Company's ability to ship and deliver products to meet its customers’ reset deadlines.

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

Walmart and its affiliates worldwide accounted for approximately 14% and 18% of the Company’s worldwide net sales in both 2021 and 2020, respectively. The Company expects that, for future periods, Walmart and a small number of other customers will, in the aggregate, continue to account for a large portion of the Company's net sales. The Company may be affected by changes in the policies and demands of its customers relating to service levels, inventory de-stocking, pricing, marketing, advertising and/or promotional strategies or limitations on access to wall display space. As is customary in the consumer products industry, none of the Company's customers is under any obligation to continue purchasing products from the Company in the future.

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

REVLON, INC. AND SUBSIDIARIES
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

REVLON, INC. AND SUBSIDIARIES
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

The Company's Fragrances segment has license agreements to manufacture, market and distribute a number of heritage and designer fragrance products, including those of (i) Juicy Couture, John Varvatos and AllSaints in prestige fragrances; (ii) Britney Spears, Christina Aguilera, Elizabeth Taylor, Jennifer Aniston and Mariah Carey in celebrity fragrances; and (iii) Ed Hardy, Lucky Brand and Geoffrey Beene in mass fragrances. In 2021, the Company's Fragrances segment derived approximately 67% of its net sales from heritage and designer fragrance brands. The demand for these products is affected by general economic conditions, and, to some extent, dependent on the appeal to consumers of the particular designer or talent and the designer’s or talent’s reputation and specific events, such as COVID-19 pandemic which has resulted in reduced consumer demand for these products. The Company also cannot assure that the owners of the trademarks that it licenses can or will successfully maintain their intellectual property rights. If other parties infringe on the intellectual property rights that the Company licenses, the value of such brands in the marketplace may be diluted. To the extent that the heritage or designer fragrance category or a particular designer or talent ceases to be appealing to consumers or a designer’s or talent’s reputation is adversely affected, sales of the related products and the value of the impacted brands could decrease materially, which could have a material adverse effect on the Company’s business, prospects, results of operations, financial condition and/or cash flows.

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

REVLON, INC. AND SUBSIDIARIES
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

REVLON, INC. AND SUBSIDIARIES
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

The Company previously identified a material weakness in its internal control over financial reporting for the fiscal year ended December 31, 2018, which was remediated during the fiscal year ended December 31, 2019. Any failure to maintain effective internal control over financial reporting could have a material adverse effect on the Company’s business, prospects, results of operations, financial condition and/or cash flows.

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

REVLON, INC. AND SUBSIDIARIES
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

From time to time, the Company implements restructuring program, such as the Revlon 2020 Restructuring Program (such programs as may be in effect from time to time being referred to as “Restructuring Programs”) that are generally designed to streamline the Company’s operations, reporting structures and business processes, with the objective of maximizing productivity and improving profitability, cash flows and liquidity. Events and circumstances may occur that are beyond the Company’s control, such as delays caused by third parties and unexpected costs, that could result in the Company not realizing all of the anticipated cost reductions and benefits or the Company not realizing the cost reductions or other benefits on its expected timetable. In addition, changes in foreign exchange rates, commodity costs and/or in tax, labor or other laws may result in the Company not achieving the anticipated cost reductions and benefits, as measured in U.S. dollars. If the Company is unable to realize the Restructuring Programs’ cost reduction objectives and other benefits, the Company’s ability to fund other initiatives and enhance its profitability may be adversely affected. In addition, some of the actions that the Company is taking in furtherance of the Restructuring Programs may become a distraction for the Company’s managers and employees and may disrupt the Company’s ongoing business operations; cause deterioration in employee morale which may make it more difficult for the Company to retain or attract qualified employees; disrupt or weaken the Company’s internal control structures; and/or give rise to negative publicity which could affect the Company’s business reputation. If the Company is unable to successfully implement the Restructuring Programs, in whole or in part, in accordance with the Company’s expectations, it could adversely affect its business, prospects, results of operations, financial condition and/or cash flows. For additional information regarding the 2018 Optimization Program and the 2020 Restructuring Program, refer to Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Restructuring charges and other, net.” For additional information regarding the Revlon 2020 Restructuring Program, see Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Revlon Global Growth Accelerator Program.”

MacAndrews & Forbes has the power to direct and control the Company's business.

MacAndrews & Forbes is beneficially owned by Ronald O. Perelman. Mr. Perelman, through MacAndrews & Forbes and its affiliates, collectively beneficially owned approximately 86.1% of Revlon's outstanding Class A Common Stock on December 31, 2021. As a result, MacAndrews & Forbes and its affiliates are able to control the election of the entire Board of Directors of Revlon and of Products Corporation's Board of Directors (as it is a wholly owned subsidiary of Revlon) and control the vote on all matters submitted to a vote of Revlon’s and Products Corporation's stockholders, including the approval of mergers, consolidations, sales of some, substantially all or all of the Company's assets, issuances of capital stock and similar transactions.

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

As of December 31, 2021, the Company had operations based in 25 foreign countries and its products were sold in approximately 150 countries. The Company is exposed to risks associated with social, political and economic conditions, including inflation, inherent in operating in foreign countries, including those in Asia (such as China and Hong Kong, which has been impacted by ongoing political unrest in that region), Australia, Canada, Eastern Europe (such as Russia), Mexico, South Africa and South America (such as Argentina), which could have a material adverse effect on the Company's business, prospects, results of operations, financial condition and/or cash flows. Such risks include hyperinflation, foreign currency devaluation, tariffs, foreign currency controls, government-mandated pricing controls, currency remittance restrictions, changes in tax laws, changes in consumer purchasing habits (including as to retailer preferences) and changes in regulations enacted to address the impacts of climate change, as well as, to a lesser extent, changes in U.S. laws and regulations relating to foreign trade, investment and climate change.

REVLON, INC. AND SUBSIDIARIES

The U.S. and the other countries in which the Company’s products are manufactured or sold have imposed and may impose additional duties, tariffs and other retaliatory or trade protection measures, or other restrictions or regulations, including regulations enacted to address the impacts of climate change, or may adversely adjust prevailing quota, duty or tariff levels, which can affect the cost and availability of materials that the Company uses to manufacture and package its products and the sale of finished products. For example, the E.U. has imposed tariffs on certain beauty products imported from the U.S., which would impact the sale in the E.U. of certain of the Company’s more prestige products that are manufactured in the U.S. Similarly, the tariffs imposed by the U.S. on goods and materials from China would impact any materials that the Company imports from that region for use in manufacturing or packaging in the U.S. Measures that the Company could be required to take to reduce the impact of tariff increases or trade restrictions, including shifts of production among countries and manufacturers, geographical diversification of the Company’s sources of supply, adjustments in product or packaging design and fabrication, or increased prices, could increase the Company’s costs and delay the Company’s time to bring its products to shelf. Other governmental actions related to tariffs or international trade agreements have the potential to adversely impact demand for the Company’s products, production costs, retail customers and suppliers. These risks, which could increase the Company’s costs and reduce the Company’s net sales and profitability, could have a material adverse effect on the Company’s business, prospects, results of operations, financial condition and/or cash flows.

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

The Company's net sales outside of the U.S. for each of 2021 and 2020 represented approximately 53% and 52% of the Company's total consolidated net sales, respectively. Fluctuations in foreign currency exchange rates negatively affected the Company's results of operations and the value of the Company's foreign net assets in 2020 and they may adversely affect the Company's results of operations and the value of the Company's foreign net assets in future periods, which in turn could cause a material adverse effect on the Company's reported net sales and earnings and the comparability of period-to-period results of operations.

Products Corporation may, from time to time, enter into foreign currency forward exchange contracts to hedge certain net cash flows denominated in foreign currencies. The foreign currency forward exchange contracts may, from time to time, be entered into primarily for the purpose of hedging anticipated inventory purchases and certain intercompany payments denominated in foreign currencies and generally have maturities of less than one year. At December 31, 2021, the notional amount of Products Corporation's foreign currency forward exchange contracts was nil. These foreign currency forward exchange contracts may not adequately protect the Company against the negative effects of foreign currency fluctuations, which could adversely affect the Company's overall liquidity.

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

REVLON, INC. AND SUBSIDIARIES
The United Kingdom’s ongoing withdrawal process from the European Union may have a negative effect on global economic conditions, financial markets and on the Company's business, prospects, results of operations, financial condition and/or cash flows.

The Company is a multinational company with worldwide operations, including material business operations in Europe. On December 31, 2020, the United Kingdom ("U.K.") formally withdrew from the European Union and on January 1, 2021, the U.K. left the EU Single Market and Customs Union.

The U.K. has ratified a trade and cooperation agreement governing its future relationship with the European Union. The agreement addresses trade, economic arrangements, law enforcement, judicial cooperation and a governance framework including procedures for dispute resolution, among other things. Because the agreement merely sets forth a framework in many respects and will require complex additional bilateral negotiations between the U.K. and the European Union as both parties continue to work on the rules for implementation, significant political and economic uncertainty remains about how the precise terms of the relationship between the parties will differ from the terms before withdrawal.

The withdrawal of the U.K. from the European Union and developments related to such withdrawal, or the perception that any related developments could occur, have had and may continue to have a material adverse effect on global economic conditions and financial markets, and may significantly reduce global market liquidity, restrict the ability of key market participants to operate in certain financial markets, affect trade between the U.K. and the European Union, or restrict our access to capital. For example, potential new restricted economic terms or additional bureaucratic requirements in free trade between the U.K. and the European Union, such as new customs or regulatory checks, including rules of origin and stringent local content requirements, could negatively impact fulfillment times, increase our costs, result in a decrease in sales, or cause us to lose customers in the European Union and the U.K. Similar adverse consequences could occur if regions such as Catalonia, where the Company's Spain businesses are headquartered, eventually succeed in withdrawing from their parent country. For the year ended December 31, 2021, approximately 4% of the Company's net sales were in the U.K. and approximately 12% of the Company's net sales were in the European Union. Any of these factors could have a material adverse effect on the Company’s business, prospects, results of operations, financial condition and/or cash flows.

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

Extreme weather conditions and natural disasters due to climate change or otherwise could have a material adverse effect on the Company's business, prospects, results of operations, financial condition and/or cash flows.

REVLON, INC. AND SUBSIDIARIES
Extreme weather conditions due to climate change or otherwise that impact the retail store locations of the Company’s customers, or the locations of the Company’s manufacturing facilities, distribution centers, overseas offices, third-party suppliers and/or other vendors could disrupt the supply and shipment of the Company’s products to consumers, which could have a material adverse effect on the Company's sales, business, prospects, results of operations, financial condition and/or cash flows. Moreover, natural disasters due to climate change or otherwise, such as tornadoes, fires, hurricanes, tsunamis earthquakes, whether occurring in the U.S. or abroad, and their related consequences and effects, including energy shortages and public health issues, could result in economic instability and/or disruptions to the Company’s operations and/or the operations of the Company’s retail customers, distributors, third-party-suppliers and other vendors, which could have a material adverse effect on the Company's sales, business, prospects, results of operations, financial condition and/or cash flows.

The Company's products are subject to federal, state and international regulations that could have a material adverse effect on the Company's business, prospects, results of operations, financial condition and/or cash flows.

The Company’s business is subject to numerous laws, regulations and trade policies. The Company is subject to regulation by the FTC and the FDA in the U.S., as well as various other federal, state, local and foreign regulatory authorities, including those in the EU, Canada and other countries in which the Company operates. The Company's Oxford, North Carolina manufacturing facility is registered with the FDA as a drug manufacturing establishment, permitting the manufacture of cosmetics and other beauty-care products that contain over-the-counter drug ingredients, such as sunscreens, anti-perspirant deodorants and anti-dandruff hair-care products. Regulations in the U.S., the EU, Canada and other countries in which the Company operates that are designed to protect consumers or the environment, such as regulations enacted to address the impacts of climate change, have an increasing influence on the Company's product claims, ingredients and packaging. To the extent federal, state, local and/or foreign regulatory changes occur in the future, whether due to changes in applicable laws or regulations or evolving interpretations and enforcement policies by regulatory authorities, they could require the Company to reformulate or discontinue certain of its products or revise its product packaging or labeling, any of which could result in, among other things, increased costs to the Company, delays in product launches, product returns or recalls and lower net sales, and therefore could have a material adverse effect on the Company's business, prospects, results of operations, financial condition and/or cash flows.

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

Disruptions to or breaches of the Company's information technology systems, and potential failure to adequately detect or resolve such interruptions or breaches in a timely manner, may have a material adverse effect on the Company's business operations, prospects, results of operations and, financial condition which could lead to reputational damage and significant liabilities.

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

REVLON, INC. AND SUBSIDIARIES
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

The Company’s information technology systems, or those of its third-party service providers, may be accessed by unauthorized users such as cyber criminals as a result of a disruption, cyberattack or other security breach. Cyberattacks and other cybersecurity incidents are occurring more frequently, are constantly evolving in nature, are becoming more sophisticated and are being made by groups and individuals with a wide range of expertise and motives. Such cyberattacks and cyber incidents can take many forms, including cyber extortion, social engineering, password theft or introduction of viruses or malware, such as ransomware through phishing emails. As techniques used by cyber criminals change frequently, a disruption, cyberattack or other security breach of the Company’s information technology systems or infrastructure, or those of its third-party service providers, may go undetected for an extended period and could result in the theft, transfer, unauthorized access to, disclosure, modification, misuse, loss or destruction of Company, employee, representative, customer, vendor, consumer and/or other third-party data, including sensitive or confidential data, personal information and/or intellectual property. The Company cannot guarantee that its security efforts will prevent or timely detect breaches or breakdowns of the Company’s or its third-party service providers’ information technology systems. The Company also cannot guarantee that it will be able to timely remediate any breaches or breakdowns that it detects. In addition, like most major corporations, the Company's information systems are a target of cyberattacks and although the incidents that the Company has experienced to date have not had a material effect, if the Company suffers a material loss or disclosure of confidential information as a result of a breach of its information technology systems, including those of its third-party service providers, the Company may suffer reputational, competitive and/or business harm, incur significant costs and be subject to government investigations, litigation, fines and/or damages, which could have a material adverse effect on the Company's business, prospects, results of operations, financial condition and/or cash flows.

Further, the Company is subject to an evolving body of federal, state and non-U.S. laws, rules, regulations, guidelines and principles regarding data privacy and security. Several governments, including the E.U., have regulations dealing with the collection and use of personal information obtained from their citizens, and regulators globally are also imposing greater monetary fines for privacy violations. For example, the UK General Data Protection Regulation (the “UK GDPR”) and the European Union’s General Data Protection Regulation (the “GDPR”) each allows for a private right of action, imposes stringent data protection requirements on companies that offer goods or services to, or monitor the behavior of, individuals in the United Kingdom or the European Economic Area, as applicable. The UK GDPR and the GDPR establishes a robust framework of data

REVLON, INC. AND SUBSIDIARIES
subjects’ rights and imposes onerous accountability obligations on companies, with penalties for noncompliance of up to the greater of 17.5 million British pounds or 20 million euros, respectively, or 4% of annual global revenue.

In addition, the State of California enacted a data privacy law applicable to entities serving or employing California residents (the “CCPA”) that required compliance by January 2020. The UK GDPR, GDPR, the CCPA and other changes in federal, state and foreign laws, rules or regulations associated with the enhanced protection of certain types of sensitive data and other personal information, require the Company to evaluate its current operations, information technology systems and data handling practices and to implement enhancements and adaptations where necessary to comply with these new laws, rules and regulations, which could greatly increase the Company’s operational costs or require the Company to adapt certain operations or activities to comply with the stricter regulatory requirements. The Company's inability to comply with such laws, rules, regulations, guidelines and principles or to quickly adapt the Company's practices to reflect them as they develop, could potentially subject the Company to significant fines, damages, liabilities and reputational harm, which could have a material adverse effect on the Company’s business, prospects, results of operations, financial condition and/or cash flows.

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

REVLON, INC. AND SUBSIDIARIES
Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The following table sets forth, as of December 31, 2021, the Company's major manufacturing, research and development and warehouse/distribution facilities by the segment that each facility primarily operates in, all of which are owned by the Company, except where otherwise noted.

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

REVLON, INC. AND SUBSIDIARIES
(all tabular amounts in millions, except share and per share amounts)
PART II - OTHER INFORMATION

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Revlon’s only class of capital stock outstanding at December 31, 2021 is its Class A Common Stock. MacAndrews & Forbes, which is beneficially owned by Ronald O. Perelman, at December 31, 2021 beneficially owned 46,223,321 shares of Revlon’s Class A Common Stock, with a par value of $0.01 per share (the "Class A Common Stock"). Revlon's only class of capital stock outstanding at December 31, 2021 was its Class A Common Stock. As a result, at December 31, 2021, Mr. Perelman, indirectly through MacAndrews & Forbes, beneficially owned approximately 86.1% of the issued and outstanding shares of Revlon's Class A Common Stock, which represented approximately 86.1% of the voting power of Revlon’s capital stock. The remaining 7,443,292 shares of Class A Common Stock that were issued and outstanding at December 31, 2021 were owned by the public.
Revlon's Class A Common Stock is listed on the New York Stock Exchange (the "NYSE") and traded under the symbol "REV" principally in the U.S. on the FINRA Alternative Display Facility, the NYSE, the EDGX Exchange and the NASDAQ Intermarket Trading System, among others. At December 31, 2021, there were approximately 246 holders of record of Class A Common Stock (which does not include the number of beneficial owners holding indirectly through a broker, bank or other nominee). No cash dividends were declared or paid during 2021 and 2020 by Revlon on its Class A Common Stock. The terms of the 2016 Credit Agreements, the 2019 Term Loan Agreement and the 6.25% Senior Notes Indenture currently restrict Products Corporation’s ability to pay dividends or make distributions to Revlon, except in limited circumstances, which, in turn, limits Revlon's ability to pay dividends to its stockholders. See "Financial Condition, Liquidity and Capital Resources — Long-Term Debt Instruments" and Note 8, "Debt," to the Company's Audited Consolidated Financial Statements in this 2021 Form 10-K.
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
COMBINED MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)
Item 7. Combined Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the Company’s consolidated financial statements and related notes and the section entitled “Forward-Looking Statements” this 2021 Form 10-K. As discussed in more detail in the Section entitled “Forward-Looking Statements,” this discussion contains forward-looking statements, which involve risks and uncertainties.
COVID-19 Pandemic

While the Company continues to execute its business strategy, the ongoing and prolonged COVID-19 pandemic has adversely impacted net sales in all major commercial regions around the globe that are important to the Company's business. The COVID-19 pandemic’s adverse impact on the global economy has contributed to significant and extended quarantines and other social distancing measures; the increased prevalence of remote working arrangements for employees in certain industries; disruptions in the global supply chain for a number of industries, including consumer retail, and related consumer products shortages and price increases for consumer products; closures, bankruptcies and/or reduced operations of retailers, beauty salons, spas, offices and manufacturing facilities; labor shortages with employers in many industries, including consumer retail, experiencing increased competition to recruit, hire and retain employees; travel and transportation restrictions leading to declines in consumer traffic in key shopping and tourist areas around the globe; and import and export restrictions. These adverse conditions have resulted in the general slowdown of the global economy, in turn contributing to declines in net sales within some of the Company’s reporting segments and regions. However, with the roll out of COVID-19 vaccinations in the United States in 2021 and the easing of COVID-19 restrictions in 2021, the Company is seeing a resumption in consumer spending and consumption. The Company continues to closely monitor the impacts of COVID-19 including the impacts of any new variants of COVID-19 and subsequent “waves” of the pandemic, and will take appropriate actions in an effort to mitigate the COVID-19 pandemic’s negative effects on the Company’s operations and financial results. See "COVID-19 Impact on the Company’s Business" below for more details.

Liquidity and Ability to Continue as a Going Concern

Each reporting period, the Company assesses its ability to continue as a going concern for one year from the date the financial statements are issued. At December 31, 2021, the Company had a liquidity position of $171.5 million, consisting of: (i) $102.4 million of unrestricted cash and cash equivalents (with approximately $97.2 million held outside the U.S.); (ii) $72.4 million in available borrowing capacity under the Amended 2016 Revolving Credit Facility (which had $289.6 million drawn at such date); and less (iii) approximately $3.3 million of outstanding checks. Under the Amended 2016 Revolving Credit Facility, as Products Corporation’s consolidated fixed charge coverage ratio ("FCCR") was greater than 1.0 to 1.0 as of December 31, 2021, all of the approximately $72.4 million of availability under the Amended 2016 Revolving Credit Facility was available as of such date. The Company's evaluation includes its ability to meet its future contractual obligations and other conditions and events that may impact its liquidity.

The Company continues to focus on cost reduction and risk mitigation actions to address both the ongoing and prolonged impacts from the COVID-19 pandemic as well as other risks in the business environment. It expects to generate additional liquidity through continued actions related to the RGGA program and other cost control initiatives as well as funds provided by selling certain assets or other strategic transactions in connection with the Company's ongoing Strategic Review. If sales continue to decline, the Company’s cost control initiatives may include reductions in discretionary spend and reductions in investments in capital and permanent displays. Management believes that its recent debt refinancing activities, along with existing cash and cash equivalents and cost control initiatives provides the Company with sufficient liquidity to meet its obligations and maintain business operations for the next twelve months.

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
Business Strategy

The Company remains focused on its 3 key strategic pillars to drive its future success and growth. First, strengthening its iconic brands through innovation and relevant product portfolios; second, building its capabilities to better communicate and connect with its consumers through media channels where they spend the most time; and third, ensuring availability of its products where consumers shop, both in-store and increasingly online. The Company has continued to deliver against the objectives of the Revlon 2020 Restructuring Program (subsequently renamed during 2021 the Revlon Global Growth Accelerator, “RGGA”, as herein after defined), which includes rightsizing our organization with the objectives of driving improved profitability, cash flow and liquidity. The Company is also managing the business to conserve cash and liquidity, as well as continuing to focus on stabilizing the business, growing e-commerce and preparing the foundation for achieving future growth.

Strategic Review
MacAndrews & Forbes and the Company continue to explore strategic transactions involving the Company and third parties. This review is ongoing and remains focused on exploring potential options for the Company's portfolio and regional brands (the “Strategic Review”).

COVID-19 Impact on the Company’s Business

While the Company continues to execute its business strategy, the ongoing and prolonged COVID-19 pandemic has periodically adversely impacted net sales in all major commercial regions around the globe that are important to the Company's business. COVID-19 has contributed to significant and extended quarantines, stay-at-home orders and other social distancing measures; global supply chain disruptions, including manufacturing and transportation delays, due to closures, employee absences, port congestion, labor and container shortages, and shipment delays, increased transportation costs, tight labor markets and inflationary pressures, closures and bankruptcies of retailers, beauty salons, spas, offices and manufacturing facilities; increased levels of unemployment; travel and transportation restrictions leading to declines in consumer traffic in key shopping and tourist areas around the globe; and import and export restrictions. As the Company currently expects that the COVID-19 pandemic will periodically continue to impact its business going forward, the Company will continue to closely monitor the associated impacts and take appropriate actions in an effort to mitigate the COVID-19 pandemic’s negative effects on the Company’s operations and financial results.

For additional information regarding the Company's business, see "Part 1, Item 1 - Business" in the Company's 2021 Form 10-K.

Overview of Net Sales and Earnings Results

Consolidated net sales in the year ended December 31, 2021 were $2,078.7 million, a $174.4 million increase, or 9.2%, compared to $1,904.3 million in the year ended December 31, 2020. Excluding the $44.7 million favorable FX impact, consolidated net sales increased by $129.7 million, or 6.8%, during the year ended December 31, 2021. The XFX net sales increase of $129.7 million in the year ended December 31, 2021 was due to: a $49.0 million, or 10.6%, increase in Elizabeth Arden segment net sales; a $43.4 million, or 12.4%, increase in Fragrances segment net sales; a $25.6 million, or 3.7%, increase in Revlon segment net sales; and a $11.7 million or 2.9%, increase in Portfolio segment net sales.

REVLON, INC AND SUBSIDIARIES
COMBINED MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)
Consolidated loss from continuing operations, net of taxes, in the year ended December 31, 2021 was $206.9 million, compared to consolidated loss from continuing operations, net of taxes, of $619.0 million in the year ended December 31, 2020. The $412.1 million decrease in consolidated loss from continuing operations, net of taxes, in the year ended December 31, 2021, compared to year ended December 31, 2020, was primarily due to:
•$185.8 million of higher gross profit, primarily due to the higher net sales in the year ended December 31, 2021, primarily as a result of the effects of the COVID-19 on net sales during the prior year period;
•a $152.6 million decrease in the provision for income taxes in the year ended December 31, 2021, compared to the prior year period, primarily due to: the establishment of a valuation allowance on net federal deferred tax assets in the prior year;
•a $144.1 million decrease in impairment charges attributable to the non-cash impairment charges of $111.0 million and of $33.1 million recorded on the Company's goodwill and on certain of the Company's indefinite-lived intangible assets, respectively, following the Company's interim impairment assessments during the year ended December 31, 2020, all of which are primarily attributable to the effects of COVID-19, compared to having no impairment charges for the year ended December 31, 2021;
•a $23.6 million decrease in restructuring charges, primarily related to lower expenditures under RGGA in the year ended December 31, 2021, compared to the expenditures incurred primarily under the Revlon 2020 Restructuring program (subsequently renamed RGGA) in the year ended December 31, 2020;
•a $6.9 million net decrease in other miscellaneous expenses, net, in the year ended December 31, 2021, compared to the prior year period, primarily due to financing fees expensed in 2020 in connection with the 2020 BrandCo Refinancing Transactions;
•a $2.7 million decrease in acquisition, integration and divestiture costs in the year ended December 31, 2021, compared to the prior year period, primarily driven by the amortization of the cash-based awards under Tier 1 and Tier 2 of the Revlon 2019 TIP (see Note 12, "Stock Compensation Plan," to the Company's Consolidated Financial Statements in this Form 10-K for additional details on the 2019 TIP); and
•$0.6 million of higher gain on divested assets primarily related to the sale of certain assets in the year ended December 31, 2021, consisting of the Company's Gatineau brand;
with the foregoing partially offset by:
•$27.3 million of higher SG&A expenses in the year ended December 31, 2021, compared to the prior year period, primarily driven by the increased level of activity compared to the prior year, as the Company shows signs of rebound from the negative effects of the ongoing COVID-19 pandemic;
•a $43.1 million decrease in gain on the early extinguishment of debt from the repurchase and cancellation of approximately $157.2 million in aggregate principal face amount of Products Corporation's 5.75% Senior Notes during the year ended December 31, 2020, compared to having no gain during the year ended December 31, 2021;
•$16.6 million of unfavorable variance in foreign currency, resulting from $10.6 million in foreign currency losses during the year ended December 31, 2021, compared to $6.0 million in foreign currency gains during the year ended December 31, 2020;
•a $12.8 million increase in amortization of debt issuance costs in the year ended December 31, 2021, compared to the prior year period, primarily due to the additional debt issuance costs recorded and amortized in connection with the 2021 and 2020 Refinancing Transactions; and
•a $4.4 million increase in interest expense in the year ended December 31, 2021, compared to the prior year period, primarily due to higher weighted average interest rates driven primarily by the 2020 BrandCo Term Loan Facility.

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

REVLON, INC AND SUBSIDIARIES
COMBINED MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)
Results of Operations — Revlon, Inc.

Consolidated Net Sales:

Consolidated net sales in the year ended December 31, 2021 were $2,078.7 million, a $174.4 million increase, or 9.2%, compared to $1,904.3 million in the year ended December 31, 2020. Excluding the $44.7 million favorable FX impact, consolidated net sales increased by $129.7 million, or 6.8%, during the year ended December 31, 2021. The XFX net sales increase of $129.7 million in the year ended December 31, 2021 was due to: a $49.0 million, or 10.6%, increase in Elizabeth Arden segment net sales; a $43.4 million, or 12.4%, increase in Fragrances segment net sales; a $25.6 million, or 3.7%, increase in Revlon segment net sales; and a $11.7 million or 2.9%, increase in Portfolio segment net sales.

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

The following table provide a comparative summary of the Company's segment results for the periods presented.

	Net Sales						Segment Profit
	Year Ended December 31,		Change		XFX Change (a)		Year Ended December 31,		Change		XFX Change (a)
	2021	2020	$	%	$	%	2021	2020	$	%	$	%
Revlon	$727.9	$688.4	$39.5	5.7%	$25.6	3.7%	$86.8	$86.5	$0.3	0.3%	$(2.9)	(3.4)%
Elizabeth Arden	532.3	463.5	68.8	14.8%	49.0	10.6%	62.8	39.6	23.2	58.6%	19.1	48.2%
Portfolio	419.1	401.3	17.8	4.4%	11.7	2.9%	71.0	47.4	23.6	49.8%	22.3	47.0%
Fragrances	399.4	351.1	48.3	13.8%	43.4	12.4%	72.3	66.6	5.7	8.6%	4.9	7.4%
Total	$2,078.7	$1,904.3	$174.4	9.2%	$129.7	6.8%	$292.9	$240.1	$52.8	22.0%	$43.4	18.1%

(a) XFX excludes the impact of foreign currency fluctuations.

Revlon Segment

Revlon segment net sales in the year ended December 31, 2021 were $727.9 million, a $39.5 million, or 5.7%, increase, compared to $688.4 million in the year ended December 31, 2020. Excluding the $13.9 million favorable FX impact, total Revlon segment net sales in the year ended December 31, 2021 increased by $25.6 million, or 3.7%, compared to the year ended December 31, 2020. The Revlon segment's XFX increase in net sales of $25.6 million in the year ended December 31, 2021 was driven primarily by higher net sales of Revlon-branded professional hair care products in International regions, and higher net sales of Revlon color cosmetics, primarily in North America. This increase was due, primarily, to retail channels continuing to show signs of improvement from the effects of the ongoing COVID-19 pandemic, as well as salons' increased activity in connection with progressive and/or temporary lifting of restrictions related to the ongoing COVID-19 pandemic, partially offset by decreased net sales in North America of Revlon ColorSilk and Revlon-branded hair-care products.

Revlon segment profit in the year ended December 31, 2021 was $86.8 million, a $0.3 million, or 0.3%, increase, compared to $86.5 million in the year ended December 31, 2020. Excluding the $3.2 million favorable FX impact, Revlon segment profit in the year ended December 31, 2021 decreased by $2.9 million, or 3.4%, compared to the year ended December 31, 2020. This decrease was driven primarily by the Revlon segment's higher brand support and other SG&A expenses, partially offset by higher net sales and slightly higher gross profit margin.

REVLON, INC AND SUBSIDIARIES
COMBINED MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

Elizabeth Arden Segment

Elizabeth Arden segment net sales in the year ended December 31, 2021 were $532.3 million, a $68.8 million, or 14.8%, increase, compared to $463.5 million in the year ended December 31, 2020. Excluding the $19.8 million favorable FX impact, Elizabeth Arden segment net sales in the year ended December 31, 2021 increased by $49.0 million, or 10.6%, compared to the year ended December 31, 2020. The Elizabeth Arden segment XFX increase in net sales of $49.0 million in the year ended December 31, 2021 was driven primarily by higher net sales of Green Tea fragrances, primarily in International regions, and Ceramide skin care products, both in International regions and in North America, and, to a lower extent, higher net sales of White Tea fragrances, as well as other Elizabeth Arden-branded fragrances and skin care products, primarily in International regions. This increase was due, primarily, to growth in e-commerce net sales, as well as an increase in the travel retail business, while there are also signs of improvements from the effects of the ongoing COVID-19 pandemic on foot traffic at department stores and other retail outlets, and it was partially offset by lower net sales of Prevage.

Elizabeth Arden segment profit in the year ended December 31, 2021 was $62.8 million, a $23.2 million, or 58.6%, increase, compared to $39.6 million in the year ended December 31, 2020. Excluding the $4.1 million favorable FX impact, Elizabeth Arden segment profit in the year ended December 31, 2021 increased by $19.1 million, or 48.2%, compared to the year ended December 31, 2020. This increase was driven primarily by the Elizabeth Arden segment's higher net sales and higher gross profit margin, partially offset by higher brand support and other SG&A expenses to support the increase in sales activity.

Portfolio Segment
Portfolio segment net sales in the year ended December 31, 2021 were $419.1 million, a $17.8 million, or 4.4%, increase, compared to $401.3 million in the year ended December 31, 2020. Excluding the $6.1 million favorable FX impact, total Portfolio segment net sales in the year ended December 31, 2021 increased by $11.7 million, or 2.9%, compared to the year ended December 31, 2020. The Portfolio segment XFX increase in net sales of $11.7 million in the year ended December 31, 2021 was driven primarily by higher net sales of American Crew men's grooming products, and also by higher net sales in North America of CND nail products and Almay color cosmetics, partially offset by lower net sales of previously sold brands and of certain local and regional skin care products brands, primarily in International regions. The increase was primarily in connection with retail channels continuing to show signs of improvement from the effects of the ongoing COVID-19 pandemic.

Portfolio segment profit in the year ended December 31, 2021 was $71.0 million, a $23.6 million, or 49.8%, increase compared to $47.4 million in the year ended December 31, 2020. Excluding the $1.3 million favorable FX impact, Portfolio segment profit in the year ended December 31, 2021 increased by $22.3 million, or 47.0%, compared to the year ended December 31, 2020. This increase was driven primarily by the Portfolio segment's higher net sales and higher gross profit margin, as well as lower SG&A, achieved primarily through RGGA, partially offset by higher brand support expenses to support the increase in sales activity.

Fragrances Segment
Fragrances segment net sales in the year ended December 31, 2021 were $399.4 million, a $48.3 million, or 13.8%, increase, compared to $351.1 million in the year ended December 31, 2020. Excluding the $4.9 million favorable FX impact, total Fragrances segment net sales in the year ended December 31, 2021 increased by $43.4 million, or 12.4%, compared to the year ended December 31, 2020. The Fragrances segment XFX increase in net sales of $43.4 million in the year ended December 31, 2021 was driven primarily by higher net sales of Juicy Couture, John Varvatos, Britney Spears and Curve fragrances, partially offset by lower net sales of other distributed fragrances, primarily in North America, primarily due to a recovery from the ongoing COVID-19 pandemic, as retailers are restocking their inventory levels.

Fragrances segment profit in the year ended December 31, 2021 was $72.3 million, a $5.7 million, or 8.6%, increase, compared to $66.6 million in the year ended December 31, 2020. Excluding the $0.8 million favorable FX impact, Fragrances segment profit in the year ended December 31, 2021 increased by $4.9 million, or 7.4%, compared to the year ended December 31, 2020. This increase was driven primarily by the Fragrances segment's higher net sales, as described above, partially offset by the segment's higher brand support and other SG&A expenses primarily due to the increase in sales activity.

REVLON, INC AND SUBSIDIARIES
COMBINED MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)
Geographic Results:
The following tables provide a comparative summary of the Company's North America and International net sales for the periods presented:

	Year Ended December 31,		Change		XFX Change (a)
	2021	2020	$	%	$	%
Revlon
North America	$389.4	$381.0	$8.4	2.2%	$6.1	1.6%
International	338.5	307.4	31.1	10.1%	19.5	6.3%
Elizabeth Arden
North America	$109.8	$104.4	$5.4	5.2%	$3.4	3.3%
International	422.5	359.1	63.4	17.7%	45.6	12.7%
Portfolio
North America	$274.0	$247.9	$26.1	10.5%	$25.0	10.1%
International	145.1	153.4	(8.3)	(5.4)%	(13.3)	(8.7)%
Fragrances
North America	$282.9	$253.4	$29.5	11.6%	$29.0	11.4%
International	116.5	97.7	18.8	19.2%	14.4	14.7%
Total Net Sales	$2,078.7	$1,904.3	$174.4	9.2%	$129.7	6.8%
(a) XFX excludes the impact of foreign currency fluctuations.

Revlon Segment

North America

In North America, Revlon segment net sales in the year ended December 31, 2021 increased by $8.4 million, or 2.2%, to $389.4 million, compared to $381.0 million in the year ended December 31, 2020. Excluding the $2.3 million favorable FX impact, Revlon segment net sales in North America in the year ended December 31, 2021 increased by $6.1 million, or 1.6%, compared to the year ended December 31, 2020. The Revlon segment's $6.1 million XFX increase in North America net sales in the year ended December 31, 2021 was primarily due to the Revlon segment's higher net sales of Revlon color cosmetics, which year-to-date positive performance was driven by the increase in sales experienced during the year ended December 31, 2021, as disclosed elsewhere above, partially offset by lower net sales of Revlon ColorSilk hair color products and Revlon-branded hair-care products.

International

Internationally, Revlon segment net sales in the year ended December 31, 2021 increased by $31.1 million, or 10.1%, to $338.5 million, compared to $307.4 million in the year ended December 31, 2020. Excluding the $11.6 million favorable FX impact, Revlon segment International net sales in the year ended December 31, 2021 increased by $19.5 million, or 6.3%, compared to the year ended December 31, 2020. The Revlon segment's $19.5 million XFX increase in International net sales in the year ended December 31, 2021 was driven primarily by the Revlon segment's higher net sales of Revlon-branded professional hair-care products and of Revlon ColorSilk hair color products, primarily in the EMEA region. This increase was partially offset primarily by lower net sales of Revlon color cosmetics attributable to the negative year-to-date effects of the COVID-19 pandemic on this item in this region.

Elizabeth Arden Segment

North America

In North America, Elizabeth Arden segment net sales in the year ended December 31, 2021 increased by $5.4 million, or 5.2%, to $109.8 million, compared to $104.4 million in the year ended December 31, 2020. Excluding the $2.0 million favorable FX impact, Elizabeth Arden segment net sales in North America in the year ended December 31, 2021 increased by $3.4 million, or 3.3%, compared to the year ended December 31, 2020. The Elizabeth Arden segment's $3.4 million XFX

REVLON, INC AND SUBSIDIARIES
COMBINED MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)
increase in North America net sales in the year ended December 31, 2021 was driven primarily by the Elizabeth Arden segment's higher net sales of Ceramide skin care products, as well as certain other Elizabeth Arden-branded fragrances. This increase was due, primarily, to signs of improvements from the effects of the ongoing COVID-19 pandemic on foot traffic at department stores and other retail outlets, and it was partially offset by lower net sales of Prevage.

International

Internationally, Elizabeth Arden segment net sales in the year ended December 31, 2021 increased by $63.4 million, or 17.7%, to $422.5 million, compared to $359.1 million in the year ended December 31, 2020. Excluding the $17.8 million favorable FX impact, Elizabeth Arden segment International net sales in the year ended December 31, 2021 increased by $45.6 million, or 12.7%, compared to the year ended December 31, 2020. The Elizabeth Arden segment's $45.6 million XFX increase in International net sales in the year ended December 31, 2021 was driven primarily by higher net sales of Green Tea fragrance, Ceramide skin care products and White Tea fragrances, as well as, to a lesser extent, other Elizabeth Arden-branded fragrances and skin care products. This increase was due, primarily, to growth in e-commerce net sales, as well as an increase in the travel retail business, while there are also signs of improvements from the effects of the ongoing COVID-19 pandemic on foot traffic at department stores and other retail outlets, and it was partially offset by lower net sales of Prevage.

Portfolio Segment

North America

In North America, Portfolio segment net sales in the year ended December 31, 2021 increased by $26.1 million, or 10.5%, to $274.0 million, as compared to $247.9 million in the year ended December 31, 2020. Excluding the $1.1 million favorable FX impact, Portfolio segment net sales in North America in the year ended December 31, 2021 increased by $25.0 million, or 10.1%, compared to the year ended December 31, 2020. The Portfolio segment's $25.0 million XFX increase in North America net sales in the year ended December 31, 2021 was driven primarily by the Portfolio segment's higher net sales of American Crew men's grooming products, CND nail products and Almay color cosmetics, primarily in connection with retail channels continuing to show signs of improvement from the effects of the ongoing COVID-19 pandemic. This increase was partially offset by lower net sales of certain local and regional skin care products brands and, to a lower extent, of Mitchum anti-perspirant deodorants.

International

Internationally, Portfolio segment net sales in the year ended December 31, 2021 decreased by $8.3 million, or 5.4%, to $145.1 million, compared to $153.4 million in the year ended December 31, 2020. Excluding the $5.0 million favorable FX impact, Portfolio segment International net sales decreased by $13.3 million, or 8.7%, in the year ended December 31, 2021, compared to the year ended December 31, 2020. The Portfolio segment's $13.3 million XFX decrease in International net sales in the year ended December 31, 2021 was driven primarily by the Portfolio segment's lower net sales of previously sold brands and of certain local and regional skin care products brands. This decrease was partially offset primarily by higher net sales of Mitchum anti-perspirant deodorants and American Crew men's grooming products, primarily in connection with retail channels starting to show signs of improvement from the effects of the ongoing COVID-19 pandemic.

Fragrances Segment

North America

In North America, Fragrances segment net sales in the year ended December 31, 2021 increased by $29.5 million, or 11.6%, to $282.9 million, as compared to $253.4 million in the year ended December 31, 2020. Excluding the $0.5 million favorable FX impact, Fragrances segment net sales in North America increased by $29.0 million, or 11.4%, in the year ended December 31, 2021, compared to the year ended December 31, 2020. The Fragrances segment's $29.0 million XFX increase in North America net sales in the year ended December 31, 2021 was driven primarily by higher net sales of Juicy Couture, John Varvatos and Britney Spears fragrances, as well as other certain licensed fragrance brands, partially offset by lower net sales of other distributed fragrances. This increase is primarily due to a recovery from the ongoing COVID-19 pandemic, as retailers are restocking their inventory levels.

REVLON, INC AND SUBSIDIARIES
COMBINED MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)
International

Internationally, Fragrances segment net sales in the year ended December 31, 2021 increased by $18.8 million, or 19.2%, to $116.5 million, compared to $97.7 million in the year ended December 31, 2020. Excluding the $4.4 million favorable FX impact, Fragrances segment International net sales increased by $14.4 million, or 14.7%, in the year ended December 31, 2021, compared to the year ended December 31, 2020. The Fragrances segment's $14.4 million XFX increase in International net sales in the year ended December 31, 2021 was driven primarily by higher net sales of Juicy Couture, Britney Spears and John Varvatos fragrances, as well as, to a lower extent, of other certain licensed fragrance brands, primarily due to a recovery from the ongoing COVID-19 pandemic, as retailers are restocking their inventory levels.

Gross profit:
The table below shows the Company's gross profit and gross margin for the periods presented:

	Year Ended December 31,
	2021	2020	Change
Gross profit	$1,229.6	$1,043.8	$185.8
Percentage of net sales	59.2%	54.8%	4.4%

Gross profit increased by $185.8 million in the year ended December 31, 2021, as compared to the year ended of 2020. Gross profit as a percentage of net sales (i.e., gross margin) in the year ended December 31, 2021 increased by 4.4 percentage points, as compared to the year ended December 31, 2020. The increase in gross margin in the year ended December 31, 2021, as compared to the year ended December 31, 2020, was impacted primarily by favorable foreign currency impacts, lower manufacturing costs attributable to the effects of the ongoing COVID-19 pandemic compared to the prior year period, lower sales returns and favorable product mix, partially offset by lower favorable inventory adjustment in the year ended December 31, 2021.

SG&A expenses:
The table below shows the Company's SG&A expenses for the periods presented:

	Year Ended December 31,
	2021	2020	Change
SG&A expenses	$1,099.1	$1,071.8	$27.3

SG&A expenses increased by $27.3 million in the year ended December 31, 2021, compared to the year ended December 31, 2020, driven primarily by:
•higher brand support expenses of approximately $51 million, resulting from the resumption of activities to sustain the higher level of net sales across all segments, compared to the year ended December 31, 2021, when brand support expense had been reduced in response to the early periods of the COVID-19 pandemic;
•unfavorable FX impact of approximately $21 million; and
•higher distribution expenses of approximately $7 million, driven primarily by the increase in net sales with the foregoing partially offset by:
•lower general and administrative expenses of approximately $42 million, primarily driven by cost reductions achieved through the Company's initiatives designed to mitigate the adverse impact of the ongoing and prolonged COVID-19 pandemic on the Company's operations, as well as the Revlon 2020 Restructuring Program.

REVLON, INC AND SUBSIDIARIES
COMBINED MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)
Acquisition, integration and divestiture costs:
The table below shows the Company's acquisition, integration and divestiture costs for the periods presented:

	Year Ended December 31,
	2021	2020	Change
Divestiture Costs	2.3	5.0	(2.7)
Total acquisition, integration and divestiture costs	$2.3	$5.0	$(2.7)

The Company incurred $2.3 million of divestiture costs in the year ended December 31, 2021 primarily relating to the amortization of the cash-based awards under Tier 1 and Tier 2 of the Revlon 2019 TIP (the "2019 TIP"). (See Note 12, "Stock Compensation Plan," to the Company's Consolidated Financial Statements in this Form 10-K for additional details).

The Company incurred $5.0 million of divestiture costs in the year ended December 31, 2020 including approximately $4.2 million relating to the amortization of the cash-based awards under Tier 1 and Tier 2 of the Revlon 2019 TIP and $0.7 million in professional fees incurred in connection with the exploration of strategic transactions involving Revlon and third parties.

Restructuring charges and other, net:
The table below shows the Company's restructuring charges and other, net for the periods presented:

	Year Ended December 31,
	2021	2020	Change
Restructuring charges and other, net	$26.1	$49.7	$(23.6)

Restructuring charges and other, net, decreased $23.6 million during the year ended December 31, 2021, compared to the year ended December 31, 2020, primarily due to lower expenditures under RGGA during the year ended December 31, 2021 as compared to the expenditures incurred primarily under the Revlon 2020 Restructuring Program during the year ended December 31, 2020.

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

Under RGGA, the Company expects to deliver an updated range of annualized cost reductions of approximately $275 million to $325 million from 2020 through the end of 2023. Approximately 50% of these annualized cost reductions were realized from the headcount reductions that occurred in 2020. The remaining cost reductions will be realized through reductions in SG&A expenses and cost of goods sold. The Company achieved $57 million of cost reductions during the year ended December 31, 2021, bringing the total cost reductions realized since the inception of the program to approximately $184 million, with the balance to be realized during 2022 and 2023.

In connection with implementing RGGA, the Company expects to recognize an updated cost range of approximately $185 million and $205 million of total pre-tax restructuring and related charges, consisting of employee-related costs, such as

REVLON, INC AND SUBSIDIARIES
COMBINED MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)
severance, pension and other termination costs, as well as related third party expenses. The Company also expects to incur approximately $15 million of additional capital expenditures. Under the RGGA program, the Company incurred pre-tax restructuring and related charges of approximately $33.1 million during 2021, $101.9 million cumulative to date, and expects to incur the remainder during 2022 and 2023. The Company expects that substantially all of these restructuring and related charges will be paid in cash, with $95.3 million of the total cumulative charges paid as of December 31, 2021, with the remainder to be paid during 2022 and 2023.

In connection with RGGA, during the year ended December 31, 2021, the Company recorded $33.1 million of total pre-tax restructuring and related charges consisting primarily of (i) $26.1 million of employee severance, other personnel benefits and other costs; and (ii) $7.0 million of lease and other restructuring-related charges that were recorded within SG&A and cost of sales. Since its inception and through December 31, 2021, the Company recorded $101.9 million of total pre-tax restructuring and related charges consisting primarily of (i) $76.6 million of employee severance, other personnel benefits and other costs; and (ii) $25.3 million of lease and other restructuring-related charges that were recorded within SG&A and cost of sales.

Since its inception in March 2020 and through December 31, 2021, approximately 960 positions have been eliminated worldwide under RGGA.

On March 2, 2022, the Company announced that it is extending and expanding its existing Revlon Global Growth Accelerator (“RGGA”) program through 2024. The extension and expansion will allow the Company to continue to focus on identifying and implementing new opportunities programmatically. The extension and expansion will provide an additional year to implement larger projects and help make up for supply chain headwinds and the extended COVID restrictions throughout the globe.

The major initiatives underlying the RGGA Program will remain and include:
•Strategic Growth: Boost organic sales growth behind our strategic pillars – brands, markets, and channels -- to deliver mid-single digit Compound Average Annual Growth Rate through 2024.
•Operating Efficiencies: Drive additional operational efficiencies and cost savings for margin improvement and to fuel investments in growth.
•Build Capabilities: Build capabilities and embed the Revlon culture of one vision, one team.

Under this extension and expansion, the Company expects to deliver an additional range of annualized cost reductions of approximately $50 million to $65 million through the end of 2024. In connection with implementing the extension and expansion, the Company expects to recognize an additional cost range of approximately $8 million to $10 million of total pre-tax restructuring and related charges. The Company also expects to incur approximately $5 million of additional capital expenditures.

For further information on the RGGA, see Note 2, "Restructuring Charges," to the Company's Consolidated Financial Statements in this Form 10-K. For further information on the extension and expansion of the RGGA, see Note 21, "Subsequent Events" to the Company's Consolidated Financial Statements in this Form 10-K.

Impairment Charges:
The table below shows the Company's impairment charges for the periods presented:

	Year Ended December 31,
	2021	2020	Change
Impairment charges	$—	$144.1	$(144.1)

During the year ended December 31, 2021, in connection with its annual impairment analysis, the Company determined no indicators of impairment existed and no impairment charges were recognized for the year ended December 31, 2021. During the year ended December 31, 2020, the Company recorded non-cash impairment charges of $111.0 million and $33.1 million on the Company's goodwill and on certain of the Company's indefinite-lived intangible assets, respectively, following the Company's interim impairment assessments during the first and second quarters of 2020, all of which are primarily attributable to the effects of COVID-19.

REVLON, INC AND SUBSIDIARIES
COMBINED MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)
For further information on these non-cash impairment charges, see Note 6, “Goodwill and Intangible Assets, Net,” to the Company's Consolidated Financial Statements in this Form 10-K.

Interest expense:
The table below shows the Company's interest expense for the periods presented:

	Year Ended December 31,
	2021	2020	Change
Interest expense	$247.7	$243.3	$4.4

The $4.4 million increase in interest expense during the year ended December 31, 2021, as compared to the year ended December 31, 2020, was primarily due to higher weighted average interest rates driven primarily by the 2020 BrandCo Term Loan Facility.

Gain on early extinguishment of debt:

	Year Ended December 31,
	2021	2020	Change
Gain on early extinguishment of debt	$—	$(43.1)	$43.1

Gain on early extinguishment of debt for the year ended December 31, 2020 includes net debt extinguishment gains of $31.2 million recorded during the third quarter of 2020 and $11.9 million recorded during the second quarter of 2020 upon the repurchase and subsequent cancellation of approximately $157.2 million in aggregate principal face amount of Products Corporation's 5.75% Senior Notes occurring in the second and third quarters of 2020.

For information on the terms and conditions of these debt instruments, see Note 8, “Debt,” to the Company's Consolidated Financial Statements in this Form 10-K. Also, please refer to "Financial Condition, Liquidity and Capital Resources - Long-Term Debt Instruments" in Item 2 of this Form 10-K for further information.

Foreign currency losses (gains), net:

The table below shows the Company's foreign currency losses (gains), net for the periods presented:

	Year Ended December 31,
	2021	2020	Change
Foreign currency losses (gains), net	$10.6	$(6.0)	$16.6

The $16.6 million increase in foreign currency losses (gains), net, during the year ended December 31, 2021, compared to the year ended December 31, 2020, was primarily driven by the net unfavorable impact of foreign currency fluctuations on certain U.S. Dollar denominated intercompany payables compared to the prior year's period.

Provision for income taxes:

The table below shows the Company's provision for income taxes for the periods presented:

	Year Ended December 31,
	2021	2020	Change
Provision for income taxes	$6.2	$158.8	$(152.6)

REVLON, INC AND SUBSIDIARIES
COMBINED MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)
The Company recorded a provision for income taxes of $6.2 million for the year ended December 31, 2021, compared to a provision for income taxes of $158.8 million for the year ended December 31, 2020. The $152.6 million decrease in the provision for income taxes for the year ended December 31, 2021, compared to same period in 2020, was primarily due to: the establishment of a valuation allowance on net federal deferred tax assets in the prior year.

The Company's effective tax rate for the year ended December 31, 2021 was lower than the federal statutory rate of 21% primarily due to losses for which no tax benefit can be recognized. On March 11, 2021, President Biden signed into law the “American Rescue Plan Act of 2021” (the "ARPA") which expands the Employee Retention Credit and the roster of ‘covered employees’ under §162(m) deduction limits. The ARPA did not have a significant impact on the Company’s financial results.

The Company's effective tax rate for the year ended December 31, 2020 was lower than the federal statutory rate of 21% primarily due to the increase in the valuation allowance recorded on the net federal deferred tax assets and the impact of non-deductible impairment charges, which was partially offset by the impact of the "Coronavirus Aid, Relief and Economic Security Act" (the "CARES Act"), signed into law on March 27, 2020 by President Trump, which resulted in a partial release of a valuation allowance on the Company's 2019 federal tax attributes associated with the limitation on the deductibility of interest.

As of December 31, 2021, the Company concluded that, based on its evaluation of objectively verifiable evidence, it continues to be more likely than not that its net federal deferred tax assets are not recoverable. In assessing the realizability of deferred tax assets, the key assumptions used to determine positive and negative evidence included the Company’s cumulative taxable income or loss for the past three years, future reversals of existing taxable temporary differences, the Company's cost reduction initiatives and efficiency efforts, as well as the ongoing and prolonged impact of the COVID-19 pandemic on the Company. Accordingly, the Company recorded a charge of $25.2 million in the fourth quarter of 2021 ($189.5 million in 2020) as a reserve against its net federal deferred tax assets.

For further information, see Note 13, "Income Taxes," to the Company's Audited Consolidated Financial Statements in this Form 10-K.

Results of Operations — Products Corporation

Products Corporation's Consolidated Statements of Operations and Comprehensive Loss are essentially identical to Revlon, Inc.'s Consolidated Statements of Operations and Comprehensive Loss, except for the following:

	Year Ended December 31,
	2021	2020
Net loss - Revlon, Inc.	$(206.9)	$(619.0)
Selling, general and administrative expenses	7.6	7.2
Miscellaneous, net	(15.1)	—
Provision for income taxes	3.0	18.3
Net loss - Products Corporation	$(211.4)	$(593.5)

Refer to Revlon’s “Management Discussion and Analysis of Financial Condition and Results of Operations” herein.

Financial Condition, Liquidity and Capital Resources

At December 31, 2021, the Company had a liquidity position of $171.5 million, consisting of: (i) $102.4 million of unrestricted cash and cash equivalents (with approximately $97.2 million held outside the U.S.); (ii) $72.4 million in available borrowing capacity under the Amended 2016 Revolving Credit Facility (which had $289.6 million drawn at such date); and less (iii) approximately $3.3 million of outstanding checks. Under the Amended 2016 Revolving Credit Facility, as Products Corporation’s consolidated fixed charge coverage ratio ("FCCR") was greater than 1.0 to 1.0 as of December 31, 2021, all of the approximately $72.4 million of availability under the Amended 2016 Revolving Credit Facility was available as of such date.
Liquidity and Ability to Continue as a Going Concern
Each reporting period, the Company assesses its ability to continue as a going concern for one year from the date the financial statements are issued.

The Company continues to focus on cost reduction and risk mitigation actions to address the ongoing impact from the COVID-19 pandemic as well as other risks in the business environment. It expects to generate additional liquidity through continued cost control initiatives as well as funds provided by selling certain assets or other strategic transactions in connection with the Company's ongoing Strategic Review. If sales continue to decline, the Company’s cost control initiatives may include reductions in discretionary spend and reductions in investments in capital and permanent displays. Management believes that the debt transactions completed during the year ended December 31, 2021, along with existing cash and cash equivalents and cost control initiatives provides the Company with sufficient liquidity to meet its obligations and maintain business operations for the next twelve months.

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

Recent Debt Transactions

Second Quarter of 2021 Financing Transactions

On May 7, 2021, Products Corporation entered into Amendment No. 8 to the Amended 2016 Revolving Credit Agreement (“Amendment No. 8”). Amendment No. 8, among other things, made certain amendments pursuant to which: (i) the maturity date applicable to the “Tranche A” revolving loans and SISO Term Loan Facility (as defined further below in this section within "Amendment No. 7 to the Amended 2016 Revolving Credit Agreement: Tranche A - Revolving Credit Facility and SISO Term Loan Facility") was extended from June 8, 2023 to May 7, 2024, subject to a springing maturity to the earlier of: (x) 91 days prior to the maturity of the 2016 Term Loan Facility on September 7, 2023, to the extent such term loans are then outstanding, and (y) to the extent the Company’s first-in, last-out term loans (the “2020 ABL FILO Term Loans”) are then outstanding, the earliest stated maturity of the 2020 ABL FILO Term Loans; (ii) the commitments under the “Tranche A” revolving facility were reduced from $300 million to $270 million and under the SISO Term Loan Facility were upsized from $100 million to $130 million, (iii) the financial covenant was changed from (A)(x) a minimum excess availability requirement of $20 million when the fixed charge coverage ratio is greater than 1.00x or (y) a minimum excess availability requirement of $30 million when the fixed charge coverage ratio is less than 1.00x to (B) a springing minimum fixed charge coverage ratio of 1.00x when excess availability is less than $27.5 million, (iv) certain advance rates in respect of the borrowing base under the credit agreement were increased, and (v) the perpetual cash dominion requirement was replaced with a springing cash dominion requirement triggered only when excess availability is less than $45 million. In addition, Amendment No. 8 increased the interest rate margin applicable to the “Tranche A” revolving loans to 3.75% from a range of 2.50-3.00% and decreased the LIBOR “floor” applicable thereto from 1.75% to 0.50%.

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

Amendment No. 8 included an extinguishment, as defined by ASC 470, Debt, with the prior lenders under the Company's Tranche A Revolving Credit facility and the substitution of such lenders under the revolving credit facility with a new lender, MidCap, with which the Company had no prior loans outstanding. In connection with this transaction:

•Fees of $0.8 million paid to the old lenders that were extinguished under the Tranche A Revolving Credit facility were expensed within SG&A on the Company's Consolidated Statement of Operations and Comprehensive Loss for the year ended December 31, 2021;
•Deferred financing costs associated with the extinguished, old lenders prior to the effective date of Amendment No. 8, amounting to approximately $4.7 million, were expensed within "Amortization of debt issuance costs” on the Company's Consolidated Statement of Operations and Comprehensive Loss for the year ended December 31, 2021; and
•Fees of approximately $2.1 million paid to the new lender and third parties were recorded as deferred financing costs and are amortized in accordance with the straight-line method over the revised term of Tranche A through May 7, 2024.

The above-mentioned Amendment No. 8 also included an extinguishment and a modification of a term loan in connection with the existing SISO Term Loan Facility. More specifically, in accordance with ASC 470, Debt:

•Extinguishment accounting was applied to one existing prior lender, which is no longer involved with the SISO Term Loan Facility after Amendment No. 8. In connection with such extinguishment, deferred financing costs of approximately $1.4 million were expensed within "Amortization of debt issuance costs” on the Company's Consolidated Statement of Operations and Comprehensive Loss for the year ended December 31, 2021; and
•Modification accounting was applied to those exiting lenders for which the cash flow effect between the amount owed to them before and after the consummation of Amendment No. 8, on a present value basis, was less than 10% and, thus, the debt instruments were not considered to be substantially different. In connection with such modification, fees of approximately $0.9 million paid to the lenders were recorded as deferred financing costs and are amortized within "Amortization of debt issuance costs” (together with previously exiting deferred financing costs associated with these lenders of approximately $4.0 million), in accordance with the new effective interest rate computed over the revised term of the SISO Term Loan Facility. Additionally, approximately $0.4 million of fees paid to third parties were expensed within SG&A on the Company's Consolidated Statement of Operations and Comprehensive Loss for the year ended December 31, 2021.

First Quarter of 2021 Financing Transactions
Tranche A - Revolving Credit Facility and SISO Term Loan Facility

On March 8, 2021, Products Corporation entered into Amendment No. 7 to the Amended 2016 Revolving Credit Agreement (“Amendment No. 7”). Amendment No. 7, among other things, made certain amendments pursuant to which (i) the maturity date applicable to the “Tranche A” revolving loans under the Amended 2016 Revolving Credit Agreement was extended from September 7, 2021 to June 8, 2023, (ii) the commitments under the “Tranche A” revolving facility were reduced from $400 million to $300 million and (iii) a new $100 million senior secured second-in, second-out term loan facility maturing June 8, 2023 (the “SISO Term Loan Facility”) was established and Products Corporation borrowed $100 million of term loans thereunder. Except as to pricing, maturity, enforcement priority and certain voting rights, the terms of the SISO Term Loan Facility were substantially consistent with the first-in, last-out “Tranche B” term loan facility under the Amended 2016 Revolving Credit Agreement, including as to guarantees and collateral.

Term loans under the SISO Term Loan Facility accrue interest at the LIBOR rate, subject to a floor of 1.75%, plus a margin of 5.75%. In addition, Amendment No. 7 increased the interest rate margin applicable to the “Tranche A” revolving loans by 0.50% to a range of 2.50% to 3.0%, depending on average excess revolving availability. Products Corporation paid certain customary fees to Citibank, N.A. and the lenders under the Amended 2016 Revolving Credit Facility in connection with Amendment No. 7.

The above-mentioned Amendment No. 7 represented an exchange of an existing revolving credit agreement with a new revolving credit agreement with the same lenders as defined by ASC 470, Debt, under the revolving credit facility. All pre-existing unamortized deferred financing costs associated with the old revolving credit agreement of approximately $0.8 million were added to the newly incurred deferred financing costs of approximately $4.2 million and their total of approximately $5.1 million will be amortized in accordance with the straight-line method over the term of Tranche A through June 8, 2023. Additionally, approximately $4.3 million of new deferred financing costs were incurred in connection with the SISO Term Loan Facility with the new lenders, which are amortized in accordance with the effective interest method over the term of the facility.

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

Principal and Maturity: The 2021 Foreign Asset-Based Term Facility provides for a U.S. dollar-denominated senior secured asset-based term loan facility in an aggregate principal amount of $75 million, the full amount of which was funded on the closing of the facility. On the 2021 ABTL Closing Date, approximately $7.5 million of the proceeds of the 2021 Foreign Asset-Based Term Facility were deposited in an escrow account by the ABTL Agent pending completion of certain post-closing perfection actions with respect to certain foreign real property of the guarantors constituting collateral securing the 2021 Foreign Asset-Based Term Facility. Such perfection actions were subsequently completed, and the escrowed funds were released to the ABTL Borrower. The 2021 Foreign Asset-Based Term Facility has an uncommitted incremental facility pursuant to which it may be increased from time to time by up to the amount of the borrowing base in effect at the time such incremental facility is incurred, subject to certain conditions and the agreement of the lenders providing such increase. The proceeds of the loans under the 2021 Foreign Asset-Based Term Facility were used: (i) to repay in full the obligations under the 2018 Foreign Asset-Based Term Facility (the “ABTL Refinancing”); (ii) to pay fees and expenses in connection with the 2021 Foreign Asset-Based Term Facility and the ABTL Refinancing; and (iii) for working capital and other general corporate purposes. The 2021 Foreign Asset-Based Term Facility matures on March 2, 2024, subject to a springing maturity date of August 1, 2023 if, on such date, any principal amount of loans under the 2016 Term Loan Agreement due September 7, 2023 remain outstanding.

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

The proceeds from the 2021 Foreign Asset-Based Term Facility were used to extinguish the entire amount outstanding under the 2018 Foreign Asset-Based Term Facility as of the closing date, which was due on July 9, 2021. In connection with such extinguishment, approximately $1.0 million of pre-existing unamortized deferred financing costs were expensed within "Amortization of Debt Issuance Costs" on the Company’s Consolidated Statement of Operations and Comprehensive Loss for the year ended December 31, 2021. In accordance with the terms of the 2021 Foreign Asset-Based Term Agreement, approximately $13.8 million of the proceeds from the transaction are held in escrow and are recorded within "Prepaid expenses and other assets" on the Company's Consolidated Balance Sheet as of December 31, 2021.

The Company incurred approximately $3.2 million of new debt issuance costs in connection with the closing of the 2021 Foreign Asset-Based Term Facility, which are amortized within "Amortization of debt issuance costs" in accordance with the effective interest method over the term of the facility.

Changes in Cash Flows

As of December 31, 2021, the Company had cash, cash equivalents and restricted cash of $120.9 million, compared with $102.5 million at December 31, 2020. The following table summarizes the Company’s cash flows from operating, investing and financing activities for the periods presented:

	Year Ended December 31,
	2021	2020
Net cash used in operating activities	$(11.0)	$(97.3)
Net cash used in investing activities	(12.1)	(10.3)
Net cash provided by financing activities	44.2	102.5
Effect of exchange rate changes on cash and cash equivalents	(2.7)	3.1
Net increase (decrease) in cash, cash equivalents and restricted cash	18.4	(2.0)
Cash, cash equivalents and restricted cash at beginning of period	102.5	104.5
Cash, cash equivalents and restricted cash at end of period	$120.9	$102.5

Operating Activities
Net cash used in operating activities was $11.0 million and $97.3 million for the year ended December 31, 2021 and 2020, respectively. The decrease in cash used in operating activities for the year ended December 31, 2021, compared to the year ended December 31, 2020, was primarily driven by a lower loss, partially offset by the upfront cash proceeds of $72.5 million obtained in connection with the Helen of Troy License Agreement during 2020.

Investing Activities
Net cash used in investing activities was $12.1 million for the year ended December 31, 2021, compared to $10.3 million of net cash provided by investing activities for the year ended December 31, 2020. The increase in cash used in investing activities primarily related to capital expenditures partially offset by the sale of certain assets in 2021.

Financing Activities
Net cash provided by financing activities was $44.2 million and $102.5 million for the year ended December 31, 2021 and 2020, respectively.
Net cash provided by financing activities for the year ended December 31, 2021 primarily included:
•$230.0 million of borrowings under the SISO Term Loan Facility; and
•$75.0 million of borrowings under the 2021 Foreign Asset-Based Term Facility;
with the foregoing partially offset by:
•$100.0 million of net repayments under the SISO Term Loan Facility;
•$58.9 million used to fully repay the 2018 Foreign Asset-Based Term Facility;
•$29.3 million of net repayments under the Amended 2016 Revolving Credit Agreement;
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
•$15.2 million of interest payments in connection with the troubled debt restructuring accounting treatment of the 2020 Exchange Offer, which were deemed as return of principal to the participating lenders;
•$13.9 million of repayments under the 2020 BrandCo Facility;
•$13.7 million of decreases in short-term borrowings and overdraft; and
•$9.2 million used to partially repay the 2016 Term Loan Facility.
Net cash provided by financing activities for the year ended December 31, 2020 primarily included:
•$880.0 million of borrowings under the 2020 BrandCo Term Loan Facility; and
•$4.3 million of increases in short-term borrowings and overdraft;
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

Long-Term Debt Instruments

For additional information on the terms and conditions of Products Corporation’s various pre-existing debt instruments and financing transactions, including, without limitation, the 5.75% Senior Notes Exchange Offer, the 2020 BrandCo Facilities, 2016 Term Loan Facility, Amended 2016 Revolving Credit Facility, 2021 Foreign Asset-Based Term Facility, 2019 Term Loan Facility (which was fully repaid as part of consummating the 2020 BrandCo Refinancing Transactions), 2018 Foreign Asset-Based Term Facility (which was fully repaid and refinanced by the 2021 Foreign Asset-Based Term Facility), 2020 Restated Line of Credit Facility (which was terminated in accordance with its terms on December 31, 2020) and 6.25% Senior Notes, reference should be made Note 8, "Debt," to the Company's Audited Consolidated Financial Statements in this 2021 Form 10-K.

Covenants
Products Corporation was in compliance with all applicable covenants under the 2020 BrandCo Credit Agreement, 2016 Credit Agreements, the 2021 Foreign Asset-Based Term Agreement, as well as with all applicable covenants under its 6.25% Senior Notes Indenture, in each case as of December 31, 2021. At December 31, 2021, the aggregate principal amounts outstanding and availability under Products Corporation’s various revolving credit facilities were as follows:

	Commitment	Borrowing Base	Aggregate principal amount outstanding at December 31, 2021	Availability at December 31, 2021 (a)
Tranche A Revolving Credit Facility	$270.0	$182.0	$109.6	$72.4
2020 ABL FILO Term Loans	$50.0	$48.0	$50.0	$—
SISO Term Loan Facility	$130.0	$130.0	$130.0	$—
(a) Availability as of December 31, 2021 is based upon the Tranche A Revolving borrowing base then in effect under Amendment No.8 to the Amended 2016 Revolving Credit Facility of $182.0 million which includes a $2.0 million reserve for the shortfall of the borrowing base that supports the 2020 ABL FILO Term Loan compared to the corresponding aggregate principal amount outstanding of $50 million), less $109.6 million then drawn.

Sources and Uses

The Company’s principal sources of funds are expected to be operating revenues, cash on hand and funds that may be available from time to time for borrowing under the Amended 2016 Revolving Credit Facility and other permissible borrowings. The 2016 Credit Agreements, the 2020 BrandCo Credit Agreement, the 6.25% Senior Notes Indenture and the 2021 Foreign Asset-Based Term Agreement contain certain provisions that by their terms limit Products Corporation's and its subsidiaries’ ability to, among other things, incur additional debt, subject to certain exceptions.

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

The Company’s cash contributions to its pension and post-retirement benefit plans in the year ended December 31, 2021 were $22.5 million. The Company expects that cash contributions to its pension and post-retirement benefit plans will be approximately $8.1 million in the aggregate for 2022. For a further discussion, see Note 11, "Pension and Post-Retirement Benefits," to the Company's Audited Consolidated Financial Statements in this 2021 Form 10-K.

The Company’s cash taxes paid in the year ended December 31, 2021 to state and foreign jurisdictions were $9.6 million. The Company expects to pay net cash taxes totaling approximately $0 million to $10 million in the aggregate during 2022. For a further discussion, see Note 13, "Income Taxes," to the Company's Audited Consolidated Financial Statements in this 2021 Form 10-K.
The Company’s purchases of permanent wall displays and capital expenditures in the year ended December 31, 2021 were $24.9 million and $14.2 million, respectively. The Company expects that purchases of permanent wall displays will total approximately $40 million to $45 million in the aggregate during 2022 and expects that capital expenditures will total approximately $15 million to $20 million in the aggregate during 2022.
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
The Company may also, from time-to-time, seek to retire or purchase its outstanding debt obligations and/or equity in open market purchases, block trades, privately negotiated purchase transactions or otherwise and may seek to refinance some or all of its indebtedness based upon market conditions. Any such retirement or purchase of debt and/or equity may be funded with operating cash flows of the business or other sources and will depend upon prevailing market conditions, liquidity requirements, contractual restrictions and other factors, and the amounts involved may be material. (See “Financial Condition, Liquidity and Capital Resources” regarding the Company’s recent debt refinancing transactions).

The Company expects that operating revenues, cash on hand and funds that may be available from time-to-time for borrowing under the Amended 2016 Revolving Credit Facility and other permissible borrowings will be sufficient to enable the Company to pay its operating expenses for 2022, including payments in connection with the purchase of permanent wall displays, capital expenditures, debt service payments and costs, cash tax payments, pension and other post-retirement plan contributions, payments in connection with the Company’s restructuring programs, such as, currently, primarily the Revlon 2020 Restructuring Program, severance not otherwise included in the Company’s restructuring programs, business and/or brand acquisitions (including, without limitation, through licensing transactions), if any, debt and/or equity repurchases, if any, costs related to litigation, discontinuing non-core business lines and/or entering and/or exiting certain territories and/or channels of trade. The Company also expects to generate additional liquidity from strategic initiatives and cost reductions resulting from the implementation of, currently, primarily the RGGA program, and cost reductions generated from other cost control initiatives, as well as funds provided by selling certain assets in connection with the Company's ongoing Strategic Review.

There can be no assurance that available funds will be sufficient to meet the Company’s cash requirements on a consolidated basis, as, among other things, the Company’s liquidity can be impacted by a number of factors, including its level of sales, costs and expenditures, as well as accounts receivable and inventory, which serve as the principal variables impacting the amount of liquidity available under the Amended 2016 Revolving Credit Facility and the 2021 Foreign Asset-Based Term Facility. For example, subject to certain exceptions, revolving loans under the Amended 2016 Revolving Credit Facility and term loans under the 2021 Foreign Asset-Based Term Facility must be prepaid to the extent that outstanding loans exceed the applicable borrowing base, consisting of certain accounts receivable, inventory and real estate. For information regarding certain risks related to the Company’s indebtedness and cash flows, see Item 1A. “Risk Factors” in this 2021 Form 10-K.

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

Any such developments, if significant, could reduce the Company’s revenues and operating income and could adversely affect Products Corporation’s ability to comply with certain financial and/or other covenants under the 2020 BrandCo Credit Agreement, 2016 Credit Agreements, the 6.25% Senior Notes Indenture and/or the 2021 Foreign Asset-Based Term Agreement and in such event the Company could be required to take measures, including, among other things, reducing discretionary spending. For further discussion of certain risks associated with the Company's business and indebtedness, see Item 1A. "Risk Factors" in this 2021 Form 10-K.

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
The Company utilized a 2.59% weighted-average discount rate in 2021 for the Company's U.S. defined benefit pension plans, compared to a 2.18% weighted-average discount rate in 2020. The Company utilized a 1.74% weighted-average discount rate for the Company’s international defined benefit pension plans in 2021, compared to a 1.33% weighted-average discount rate selected in 2020. The discount rates are used to measure the benefit obligations at the measurement date and the net periodic benefit income/cost for the subsequent calendar year and are reset annually using data available at the measurement date. The changes in the discount rates used for 2021 were primarily due to observed increases in long-term interest yields on high-quality corporate bonds during 2021. At December 31, 2021, the increase in the discount rates from December 31, 2020 had the effect of decreasing the Company’s projected pension benefit obligation by approximately $25.0 million.
In selecting its expected long-term rate of return on its plan assets, the Company considers a number of factors, including, without limitation, recent and historical performance of plan assets, the plan portfolios' asset allocations over a variety of time periods compared with third-party studies, the performance of the capital markets in recent years and other factors, as well as advice from various third parties, such as the plans' advisors, investment managers and actuaries. While the Company considered both the recent performance and the historical performance of plan assets, the Company’s assumptions are based primarily on its estimates of long-term, prospective rates of return. The difference between actual and expected return on plan assets is reported as a component of accumulated other comprehensive (loss) income and the resulting gains or losses are amortized over future periods as a component of the net periodic benefit cost. For the Company’s U.S. defined benefit pension plans, the expected long-term rate of return on the pension plan assets used was 4.50% and 5.50% for 2021 and 2020. The weighted-average expected long-term rate of return used for the Company’s international plans was 3.46% for 2021 and 3.39% for 2020. For 2021, the actual return on pension plan assets was $33.9 million, as compared with expected return on plan assets of $19.7 million. The resulting net deferred gain of $14.2 million, when combined with gains and losses from previous years,

REVLON, INC AND SUBSIDIARIES
COMBINED MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)
will be amortized over periods ranging from approximately 10 to 30 years. The actual return on plan assets for 2021 was above expectations, primarily due to higher returns from investments in developed equity markets, bank loans and bond yields.

The table below reflects the Company’s estimates of the possible effects that changes in the discount rates and expected long-term rates of return would have had on its 2021 net periodic benefit costs and its projected benefit obligation at December 31, 2021 for the Company’s principal defined benefit pension plans, with all other assumptions remaining constant:

	Effect of		Effect of
	25 basis points increase		25 basis points decrease
	Net periodic benefit costs	Projected pension benefit obligation	Net periodic benefit costs	Projected pension benefit obligation
Discount rate	$0.4	$(15.2)	$(0.4)	$15.9
Expected long-term rate of return	$(1.2)	$—	$1.0	$—

The rate of future compensation increases is another assumption used by the Company’s third-party actuarial consultants for pension accounting for the International defined benefit plans. The rate of future compensation increases is no longer applicable for the Company's U.S. defined benefit plans as the UAW Plan was frozen in 2019 and the Revlon Employees’ Retirement Plan and the Revlon Pension Equalization Plan had plan amendments that effectively froze these plans as of December 31, 2009.
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
To determine the fiscal 2022 net periodic benefit income/cost, the Company is using the "full yield curve" approach described above to separately calculate discount rates for each of the service and interest components. The following table represents the weighted average discount rates used in calculating each component of service and interest costs for the Company's U.S. and international defined benefit pension plans:

	U.S. Plans	International Plans
Interest cost on projected benefit obligation	2.00%	1.83%
Service cost(a)	N/A	0.36%
Interest cost on service cost(a)	N/A	0.21%
(a) Service cost and interest on service cost are no longer applicable for the U.S. plans as the UAW Plan was frozen during 2019.
For 2022, the Company is using long-term rates of return on pension plan assets of 4.50% and 3.57% for its U.S. and international defined benefit pension plans, respectively. The Company expects that the impact of the changes in discount rates and the return on plan assets in 2022 will result in net periodic benefit cost of $4.6 million for 2022, compared to $4.8 million of net periodic benefit cost in 2021.
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
Effective January 1, 2018, the Company implemented its brand-centric organizational structure which is built around four global brand teams: Revlon; Elizabeth Arden; Portfolio; and Fragrances, which also represent the Company's reporting segments. Concurrent with the change in reporting segments, goodwill was reassigned to the affected reporting units that have been identified within each reporting segment using a relative fair value allocation approach as outlined in Accounting Standards Codification ("ASC") 350, Intangibles - Goodwill and Other. Goodwill totaled $562.8 million and $563.7 million as of December 31, 2021 and 2020, respectively. As of December 31, 2021, goodwill of $265.0 million, $87.8 million, $89.3 million and $120.7 million related to the Revlon, Portfolio, Elizabeth Arden and Fragrances segments, respectively. Indefinite-lived intangibles totaled $111.6 million and $115.9 million as of December 31, 2021 and 2020, respectively.
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

The Company establishes its reporting units based on its current reporting structure, product characteristics and management. Within each of the Elizabeth Arden and Portfolio segments, the Company has identified two reporting units. The two reporting units within the Elizabeth Arden segment are: (i) Elizabeth Arden Skin and Color, which includes Elizabeth Arden skin care and color cosmetics brands; and (ii) Elizabeth Arden Fragrances, which includes Elizabeth Arden branded fragrances. The two reporting units within the Portfolio segment are: (i) Mass Portfolio, which includes the Company's brands sold primarily through the mass retail channel; and (ii) Professional Portfolio, which includes the Company's brands sold primarily through professional salons. The Company's Revlon and Fragrances reporting units are consistent with the reportable segments identified in Note 16, "Segment Data and Related Information," in the Company’s Audited Consolidated Financial Statements in this 2021 Form 10-K. For purposes of testing goodwill for impairment, goodwill has been allocated to each reporting unit to the extent that goodwill relates to each reporting unit.

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
Impairment testing
Goodwill Impairment Testing
For 2021, in assessing whether goodwill was impaired in connection with its annual impairment testing performed during the fourth quarter of 2021 using October 1st, 2021 carrying values, the Company, in accordance with ASC 350, performed a

REVLON, INC AND SUBSIDIARIES
COMBINED MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)
qualitative assessment for its Revlon reporting unit and a quantitative assessment for its (i) Elizabeth Arden Skin & Color, (ii) Elizabeth Arden Fragrances, (iii) Professional Portfolio and (iv) Fragrances reporting units. The Mass Portfolio reporting unit's goodwill was written down to nil during the first quarter of 2020.
In performing its 2021 annual qualitative goodwill assessment, the Company considered, among other factors, the financial performance of the Revlon reporting unit, expected future cash flows and the results of previous quantitative assessments of the Revlon reporting unit. Based upon such assessment, the Company determined that it was more likely than not that the fair value of its Revlon reporting unit exceeded its respective carrying amount for 2021.
In performing its 2021 quantitative goodwill assessments, the Company used the simplified approach allowed under ASU No. 2017-04 to test its (i) Elizabeth Arden Skin and Color, (ii) Elizabeth Arden Fragrances, (iii) Professional Portfolio and (iv) Fragrances reporting units for impairment. Based upon such assessment, the Company determined that it was more likely than not that the fair value of each of such aforementioned reporting units exceeded their respective carrying amounts for 2021.
The fair values of the aforementioned Company’s reporting units exceeded their carrying amounts ranging from approximately 33% to approximately 119% as of the October 1, 2021 valuation date.
The above-mentioned fair values were primarily determined using a weighted average market and income approach. The income approach requires several assumptions including those regarding future sales growth, EBITDA (earnings before interest, taxes, depreciation and amortization) margins, and capital expenditures, which are the basis for the information used in the discounted cash flow model. The weighted-average cost of capital used in the income approach ranged from 8.5% to 10.0%, with a perpetual growth rate of 2%. For the market approach, the Company considered the market comparable method based upon total enterprise value multiples of other comparable publicly-traded companies.
The key assumptions used to determine the estimated fair values of the Company's reporting units for its annual assessment included the expected success of the Company's future new product launches, the Company's achievement of its expansion plans, the Company's realization of its cost reduction initiatives and other efficiency efforts, as well as certain assumptions regarding the COVID-19 pandemic's expected impact on the Company. If such plans and assumptions do not materialize as anticipated, or if there are further challenges in the business environment in which the Company's reporting units operate, a resulting change in actual results from the Company's key assumptions could have a negative impact on the estimated fair values of the reporting units, which could require the Company to recognize additional impairment charges in future reporting periods.
During 2020, the Company performed interim goodwill impairment analyses during the first, second and third quarters of the year, which resulted in the recognition of $99.8 million and $11.2 million of non-cash goodwill impairment charges in the first and second quarter of 2020, respectively, as further specified in Note 6, "Goodwill and Intangible Assets, Net" to the Company's Audited Consolidated Financial Statements in this 2021 Form 10-K.
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
Finite and Indefinite-lived Intangibles Impairment Testing
For 2021, no impairment was recognized related to the carrying value of any of the Company's finite or indefinite-lived intangible assets as a result of the annual impairment testing.
The fair values determined as part of the Company’s indefinite-lived intangibles quantitative analysis exceeded their carrying amounts ranging from approximately 16% to approximately 129% as of the October 1, 2021 valuation date.
During 2020, in connection with the interim goodwill impairment assessments during the first, second and third quarters of 2020, the Company also reviewed indefinite-lived and finite-lived intangible assets for impairment. These interim reviews resulted in no interim impairment charges in connection with the carrying value of any of the Company's finite-lived intangible assets and in $24.5 million and $8.6 million of interim non-cash impairment charges in the first and second quarter of 2020,

REVLON, INC AND SUBSIDIARIES
COMBINED MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)
respectively, in connection with the Company's indefinite-lived intangible assets, as further specified in Note 6, "Goodwill and Intangible Assets, Net" to the Company's Audited Consolidated Financial Statements in this 2021 Form 10-K.
See Note 6, "Goodwill and Intangible Assets, Net," to the Company's Audited Consolidated Financial Statements in this 2021 Form 10-K for further information on the Company's goodwill and intangible assets.
Income Taxes:
The Company records income taxes based on amounts payable with respect to the current year and includes the effect of deferred taxes. The effective tax rate reflects statutory tax rates, tax-planning opportunities that may be available in various jurisdictions in which the Company operates and the Company’s estimate of the ultimate outcome of various tax audits and issues. Determining the Company’s tax expense and evaluating tax positions requires significant judgment.
The Company recognizes deferred tax assets and liabilities for the future impact of differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases, as well as for operating loss and tax credit carryforwards. The Company measures deferred tax assets and liabilities using enacted tax rates expected to apply to taxable income in the years in which management expects that the Company will recover or settle those differences. The realization of the deferred tax assets is dependent on future taxable income. The Company establishes a valuation allowance for deferred tax assets when management determines that it is more likely than not that the Company will not realize a tax benefit for the deferred tax assets. Any reduction in estimated future taxable income may require the Company to record valuation allowances against deferred tax assets on which a valuation allowance was not previously established. See "Management’s Discussion and Analysis of Financial Condition and Results of Operations - Provision for Income Taxes," for further information.
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
As of December 31, 2021, the Company is indefinitely reinvested in the accumulated undistributed earnings of all of its foreign subsidiaries. If earnings are repatriated, any excess of financial reporting over tax basis could be subject to federal, state and foreign withholding taxes. At this time, the determination of deferred tax liabilities on the amount of financial reporting over tax basis is not practicable.
See Note 13, "Income Taxes," to the Company's Audited Consolidated Financial Statements in this 2021 Form 10-K for further information.

Recently Evaluated and/or Adopted Accounting Pronouncements
See Note 1., "Description of Business and Summary of Significant Accounting Policies," to the Company's Audited Consolidated Financial Statements in this 2021 Form 10-K for further information.

Recently Issued Accounting Pronouncements
See Note 1., "Description of Business and Summary of Significant Accounting Policies," to the Company's Audited Consolidated Financial Statements in this 2021 Form 10-K for further information.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

REVLON, INC. AND SUBSIDIARIES
Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the fiscal period covered by this Form 10-K. Based upon such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of December 31, 2021.

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

The Company’s management, under the oversight of the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021 and in making this assessment used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission Internal Control-Integrated Framework (2013). Based on this assessment, the Company’s management, under the oversight of the Chief Executive Officer and Chief Financial Officer, determined that the Company’s internal control over financial reporting was effective as of December 31, 2021.

KPMG LLP, the Company's independent registered public accounting firm that audited the Company's 2021 Consolidated Financial Statements for the period ended December 31, 2021 included in this 2021 Form 10-K, has issued a report on the Company's internal control over financial reporting. This report appears on page F-3 of the 2021 Consolidated Financial Statements.

(c) Changes in Internal Control Over Financial Reporting ("ICFR"). There have not been any changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

REVLON, INC. AND SUBSIDIARIES

Forward-Looking Statements
This Annual Report on Form 10-K for the period ended December 31, 2021, as well as the Company's other public documents and statements, may contain forward-looking statements that involve risks and uncertainties, which are subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on the beliefs, expectations, estimates, projections, assumptions, forecasts, plans, anticipations, targets, outlooks, initiatives, visions, objectives, strategies, opportunities, drivers, focus and intents of the Company's management. While the Company believes that its estimates and assumptions are reasonable, the Company cautions that it is very difficult to predict the impact of known and unknown factors, and, of course, it is impossible for the Company to anticipate all factors that could affect its results. The Company's actual results may differ materially from those discussed in such forward-looking statements. Such statements include, without limitation, the Company's expectations, plans and estimates (whether qualitative or quantitative) as to:
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
Investors are advised, however, to consult any additional disclosures the Company made or may make in the Company's 2021 Form 10-K and in its Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, in each case filed with the SEC (which, among other places, can be found on the SEC's website at http://www.sec.gov, as well as on the Company's corporate website at www.revloninc.com). Except as expressly set forth in this 2021 Form 10-K, the information available from time-to-time on such websites shall not be deemed incorporated by reference into this 2021 Form 10-K. A number of important factors could cause actual results to differ materially from those contained in any forward-looking statement. (See also Item 1A. "Risk Factors" in this 2021 Form 10-K for further discussion of risks associated with the Company's business). In addition to factors that may be described in the Company's filings with the SEC, including this filing, the following factors, among others, could cause the Company's actual results to differ materially from those expressed in any forward-looking statements made by the Company:
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
(xii)unexpected significant variances in the Company's tax provision, effective tax rate and/or unrecognized tax benefits, such as due to the issuance of unfavorable guidance, interpretations, technical clarifications and/or technical corrections legislation by the U.S. Congress, the U.S. Treasury Department or the IRS, unexpected changes in foreign, state or local tax regimes in response to the Tax Act, and/or changes in estimates that may impact the calculation of the Company's tax provisions, as well as changes in circumstances that could adversely impact the Company's expectations regarding the establishment of additional valuation allowances on its deferred tax assets;
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

REVLON, INC. AND SUBSIDIARIES
PART III

Item 10. Directors, Executive Officers and Corporate Governance
A list of Revlon's directors and executive officers and biographical information and other information about them may be found under the caption "Proposal No. 1 - Election of Directors" and "Executive Officers," of Revlon's Proxy Statement for the 2022 Annual Stockholders' Meeting (the "2022 Proxy Statement"), which sections are incorporated by reference herein.
The information set forth under the caption "Code of Conduct and Business Ethics and Senior Financial Officer Code of Ethics" in the 2022 Proxy Statement is also incorporated herein by reference.
The information set forth under the caption "Delinquent Section 16(a) Reports" in the 2022 Proxy Statement is also incorporated herein by reference.
The information set forth under the captions "Executive Compensation," "Summary Compensation Table," "Outstanding Equity Awards at Fiscal Year-End," and "Director Compensation" in the 2022 Proxy Statement is also incorporated herein by reference.
Information regarding the Company's director nomination process, audit committee and audit committee financial expert matters may be found in the 2022 Proxy Statement under the captions "Corporate Governance-Board of Directors and its Committees-Director Nominating Processes; Diversity" and "Corporate Governance-Board of Directors and its Committees-Audit Committee-Composition of the Audit Committee," respectively. That information is incorporated herein by reference.

Item 11. Executive Compensation
The information set forth under the captions "Executive Compensation," "Summary Compensation Table," "Outstanding Equity Awards at Fiscal Year-End," and "Director Compensation" in the 2022 Proxy Statement is incorporated herein by reference. The information set forth under the caption "Corporate Governance-Board of Directors and its Committees-Compensation Committee-Composition of the Compensation Committee" in the 2022 Proxy Statement is also incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information set forth under the captions "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information" in the 2022 Proxy Statement is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information set forth under the captions "Certain Relationships and Related Transactions" and "Corporate Governance-Board of Directors and its Committees-Controlled Company Exemption" and "Corporate Governance-Board of Directors and its Committees-Audit Committee-Composition of the Audit Committee," respectively, in the 2022 Proxy Statement is incorporated herein by reference.

REVLON, INC. AND SUBSIDIARIES
Item 14. Principal Accounting Fees and Services
AUDIT FEES
Revlon’s Board of Directors maintains an Audit Committee in accordance with applicable SEC rules and the NYSE's listing standards. In accordance with the Audit Committee’s charter, a printable and current copy of which is available at www.revloninc.com, the Audit Committee is directly responsible for the appointment, compensation, retention and oversight of the audit work of the Company's independent auditors for the purpose of preparing and issuing its audit reports or performing other audit, review or attest services for the Company. The independent auditors, KPMG, report directly to the Audit Committee and the Audit Committee is directly responsible for, among other things, reviewing in advance, and granting any appropriate pre-approvals of: (a) all auditing services to be provided by the independent auditor; and (b) all non-audit services to be provided by the independent auditor (as permitted by the Exchange Act), and in connection with such services to approve all fees and other terms of engagement, as required by the applicable rules under the Exchange Act and subject to the exemptions provided for in such rules. The Company maintains and updates annually an Audit Committee Pre-Approval Policy for pre-approving all permissible audit and non-audit services performed by KPMG. During 2021, an electronic printable copy of the 2021 Audit Committee Pre-Approval Policy was available at www.revloninc.com. A copy of the 2022 Audit Committee Pre-Approval Policy is attached to this 2021 Form 10-K as an exhibit and an electronic printable copy of such policy is currently available at www.revloninc.com. The Audit Committee also has the authority to approve services to be provided by KPMG at its meetings and by unanimous written consents.
The aggregate fees incurred for professional services by KPMG in 2021 and 2020 for these various services for the Company in the aggregate are set forth in the table, below:

Types of Fees (USD in millions)	2021	2020
Audit Fees	$6.0	$8.1
Audit-Related Fees	0.5	0.5
Tax Fees	5.4	1.6
Total Fees	$11.9	$10.2

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
All of the services performed by KPMG for the Company during 2021 and 2020 were either expressly pre-approved by the Audit Committee or were pre-approved in accordance with the Audit Committee Pre-Approval Policy, and the Audit Committee was provided with regular updates as to the nature of such services and fees paid for such services.

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

4.2
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

4.4
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

4.6
Term Loan Agreement, dated as of September 7, 2016, by and among Products Corporation, Revlon (solely for the purposes set forth therein), certain lenders party thereto and Citibank, N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to the Revlon September 2016 Form 8-K).

4.7
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

4.8
Term Loan Guarantee and Collateral Agreement, dated as of September 7, 2016, made by each of the signatories thereto in favor of Citibank, N.A., as collateral agent, for the benefit of the secured parties under the 2016 Term Loan Agreement (incorporated by reference to Exhibit 10.3 to the Revlon September 2016 Form 8-K).

REVLON, INC. AND SUBSIDIARIES

4.9
Holdings Term Loan Guarantee and Pledge Agreement, dated as of September 7, 2016, made by Revlon in favor of Citibank, N.A., as collateral agent, for the benefit of the secured parties under the 2016 Term Loan Agreement (incorporated by reference to Exhibit 10.4 to the Revlon September 2016 Form 8-K).

4.10
ABL Guarantee and Collateral Agreement, dated as of September 7, 2016, made by each of the signatories thereto in favor of Citibank, N.A., as collateral agent, for the benefit of the secured parties under the 2016 Asset-Based Revolving Credit Agreement (incorporated by reference to Exhibit 10.5 to the Revlon September 2016 Form 8-K).

4.11
Holdings ABL Guarantee and Pledge Agreement, dated as of September 7, 2016, made by Revlon in favor of Citibank, N.A., as collateral agent, for the benefit of the secured parties under the 2016 Asset-Based Revolving Credit Agreement (incorporated by reference to Exhibit 10.6 to the Revlon September 2016 Form 8-K).

4.12
ABL Intercreditor Agreement, dated as of September 7, 2016, among Citibank, N.A., as ABL Agent, Citibank, N.A., as Initial Term Loan Agent, Revlon, Products Corporation, each subsidiary listed therein or that becomes a party thereto and each Other Term Loan Agent from time to time party thereto (incorporated by reference to Exhibit 10.7 to the Revlon September 2016 Form 8-K).

4.13
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

4.14
Amendment No. 1, to the 2016 Revolving Credit Facility Agreement, dated as of April 17, 2018, among Products Corporation, Revlon, the other loan parties and lenders party thereto, and Citibank, N.A. (incorporated by reference to Exhibit 4.1 to Revlon's Current Report on Form 8-K filed with the SEC on April 19, 2018 (the "Revlon April 2018 Form 8-K")).

4.15
Amendment Agreement No. 1 to Canada - ABL Collateral Agreement, dated as of April 17, 2018, among Revlon Canada Inc., Elizabeth Arden (Canada) Limited and Citibank, N.A. (incorporated by reference to Exhibit 4.2 to the Revlon April 2018 Form 8-K).

4.16
Senior Unsecured Line of Credit Agreement, dated as of June 18, 2018, between Products Corporation, as borrower, and MacAndrews & Forbes Incorporated, as lender (incorporated by reference to Exhibit 10.1 to Products Corporation's Current Report on Form 8-K filed with the SEC on June 22, 2018).

4.17
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

4.18
Guarantee Agreement, dated as of July 9, 2018, by and among the Guarantors party thereto and Citibank, N.A., as Collateral Agent, including all annexes thereto (incorporated by reference to Exhibit 4.2 to the Revlon Q3 2018 Form 10-Q).

4.19
Parent Guarantee Agreement, dated as of July 9, 2018, by and among Beautyge Beauty Group, S.L.U., Beautyge Participations, S.L.U., Elizabeth Arden (Netherlands) Holding B.V. and RML Holdings L.P., as Guarantors, and Citibank, N.A., as Collateral Agent, including all annexes thereto (incorporated by reference to Exhibit 4.3 to the Revlon Q3 2018 Form 10-Q).

4.20
Amended and Restated Senior Unsecured Line of Credit Agreement, dated as of November 7, 2019, between Products Corporation, as borrower, and MacAndrews & Forbes Group, LLC, as lender (incorporated by reference to Exhibit 4.1 to RCPC’s Current Report on Form 10-Q filed with the SEC on November 8, 2019).

4.21
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

4.22
Term Loan Guarantee and Collateral Agreement, dated as of August 6, 2019, made by each of the signatories thereto in favor of Wilmington Trust, as collateral agent, for the benefit of the Secured Parties under the Term Loan Agreement (incorporated by reference to Exhibit 4.3 to the Revlon Q2 2019 Form 10-Q).

4.23
Holdings Term Loan Guarantee and Pledge Agreement, dated as of August 6, 2019, made by Revlon in favor of Wilmington Trust, as collateral agent, for the benefit of the Secured Parties under the Term Loan Agreement (incorporated by reference to Exhibit 4.4 to the Revlon Q2 2019 Form 10-Q).

4.24
First Lien Pari Passu Intercreditor Agreement, dated as of August 6, 2019, between Revlon, Products Corporation, certain subsidiaries of Products Corporation party thereto from time to time, Wilmington Trust, as administrative agent and collateral agent, and Citibank, N.A. (incorporated by reference to Exhibit 4.5 to the Revlon Q2 2019 Form 10-Q).

REVLON, INC. AND SUBSIDIARIES

4.25
BrandCo Guarantee and Security Agreement, dated as of August 6, 2019, made by each of the signatories thereto in favor of Wilmington Trust, as administrative agent, for the benefit of the Secured Parties under the Term Loan Agreement (incorporated by reference to Exhibit 4.6 to the Revlon Q2 2019 Form 10-Q).

4.26
Intellectual Property License Agreement, dated as of August 6, 2019, made between Beautyge II, LLC, Products Corporation and other signatories thereto (incorporated by reference to Exhibit 4.7 to the Revlon Q2 2019 Form 10-Q).

4.27
Amendment No. 2 to the 2016 Revolving Credit Facility Agreement, dated as of March 6, 2019, among Products Corporation, Revlon, the other loan parties and lenders party thereto, and Citibank, N.A. (incorporated by reference to Exhibit 4.1 to Revlon's Current Report on Form 8-K filed with the SEC on March 7, 2019).

4.28
Senior Unsecured Line of Credit Agreement, dated as of June 27, 2019, between Products Corporation, as borrower, and MacAndrews & Forbes Group, LLC, as lender (incorporated by reference to Exhibit 10.1 to Products Corporation's Current Report on Form 8-K filed with the SEC on July 1, 2019).

4.29
Description of Revlon, Inc.’s Securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.38 to Revlon's Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the SEC on March 12, 2020 (the "Revlon 2019 Form 10-K").

4.30
Amendment No. 1, dated as of May 7, 2020, to the Term Credit Agreement, dated as of September 7, 2016 by and among Products Corporation, Revlon, certain lenders party thereto and Citibank, N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 4.1 to Revlon's Form 10-Q filed with the SEC on August 6, 2020 (the "Revlon Q2 2020 Form 10-Q")).

4.31
Amendment No. 4, dated as of May 7, 2020, to the Asset-Based Revolving Credit Agreement, dated as of September 7, 2016 (as amended), by and among Products Corporation, Revlon, certain lenders party thereto and Citibank, N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 4.2 of the Revlon Q2 2020 Form 10-Q).

4.32
BrandCo Credit Agreement, dated as of May 7, 2020, by and among Products Corporation, Revlon (solely for the purposes set forth therein), certain lenders party thereto and Jefferies Finance LLC ("Jefferies"), as administrative agent and each collateral agent (incorporated by reference to Exhibit 4.3 of the Revlon Q2 2020 Form 10-Q).

4.33
Term Loan Guarantee and Collateral Agreement, dated as of May 7, 2020, made by each of the signatories thereto in favor of Jefferies, as pari passu collateral agent (incorporated by reference to Exhibit 4.4 of the Revlon Q2 2020 Form 10-Q).

4.34
Holdings Term Loan Guarantee and Pledge Agreement, dated as of May 7, 2020, made by Revlon in favor of Jefferies, as pari passu collateral agent (incorporated by reference to Exhibit 4.5 of the Revlon Q2 2020 Form 10-Q).

4.35
First Lien BrandCo Stock Pledge Agreement, dated as of May 7, 2020, by and among Products Corporation, certain subsidiaries of Products Corporation party thereto from time to time, and Jefferies, as first lien collateral agent (incorporated by reference to Exhibit 4.6 of the Revlon Q2 2020 Form 10-Q).

4.36
First Lien Pari Passu Intercreditor Agreement, dated as of May 7, 2020, by and among Revlon, Products Corporation, certain subsidiaries of Products Corporation party thereto from time to time, Jefferies, as administrative agent and collateral agent, and Citibank, N.A (incorporated by reference to Exhibit 4.7 of the Revlon Q2 2020 Form 10-Q).

4.37
Second Lien BrandCo Stock Pledge Agreement, dated as of May 7, 2020, by and among Products Corporation, certain subsidiaries of Products Corporation party thereto from time to time, and Jefferies, as second lien collateral agent (incorporated by reference to Exhibit 4.8 of the Revlon Q2 2020 Form 10-Q).

4.38
BrandCo First Lien Guarantee and Security Agreement, dated as of May 7, 2020, made by each of the signatories thereto in favor of Jefferies, as administrative agent and first lien collateral agent (incorporated by reference to Exhibit 4.9 of the Revlon Q2 2020 Form 10-Q).

4.39
Third Lien BrandCo Stock Pledge Agreement, dated as of May 7, 2020, by and among Products Corporation, certain subsidiaries of Products Corporation party thereto from time to time, and Jefferies, as third lien collateral agent (incorporated by reference to Exhibit 4.10 of the Revlon Q2 2020 Form 10-Q).

4.40
BrandCo Second Lien Guarantee and Security Agreement, dated as of May 7, 2020, made by each of the signatories thereto in favor of Jefferies, as administrative agent and second lien collateral agent (incorporated by reference to Exhibit 4.11 of the Revlon Q2 2020 Form 10-Q).

4.41
BrandCo Third Lien Guarantee and Security Agreement, dated as of May 7, 2020, made by each of the signatories thereto in favor of Jefferies, as administrative agent and collateral agent (incorporated by reference to Exhibit 4.12 of the Revlon Q2 2020 Form 10-Q).

REVLON, INC. AND SUBSIDIARIES

4.42
First Lien/Second Lien/Third Lien Intercreditor Agreement, dated as of May 7, 2020, by and among Revlon, Products Corporation, certain subsidiaries of Products Corporation party thereto from time to time, and Jefferies, as administrative agent and each collateral agent (incorporated by reference to Exhibit 4.13 of the Revlon Q2 2020 Form 10-Q).

4.43
Amended and Restated Intellectual Property License Agreement, dated as of May 7, 2020, by and between Beautyge II, LLC and Products Corporation (incorporated by reference to Exhibit 4.14 of the Revlon Q2 2020 Form 10-Q).

4.44
Intellectual Property License Agreement, dated as of May 7, 2020, by and between BrandCo Elizabeth Arden 2020 LLC and Products Corporation (incorporated by reference to Exhibit 4.15 of the Revlon Q2 2020 Form 10-Q).

4.45
Intellectual Property License Agreement, dated as of May 7, 2020, by and between BrandCo Mitchum 2020 LLC and Products Corporation (incorporated by reference to Exhibit 4.16 of the Revlon Q2 2020 Form 10-Q).

4.46
Intellectual Property License Agreement, dated as of May 7, 2020, by and between BrandCo Multicultural Group 2020 LLC and Products Corporation (incorporated by reference to Exhibit 4.17 of the Revlon Q2 2020 Form 10-Q).

4.47
Second Amended and Restated Senior Unsecured Line of Credit Agreement, dated as of September 28, 2020, between Products Corporation, as borrower, and MacAndrews & Forbes Group, LLC, as lender (incorporated by reference to Exhibit 4.1 to the Revlon Q3 2020 Form 10-Q filed with the SEC on November 13,2020).

4.48
Amendment No. 3 to the 2016 Revolving Credit Facility Agreement, dated as of April 17, 2020, among Products Corporation, Revlon, the other loan parties and lenders party thereto, and Citibank, N.A. (incorporated by reference to Exhibit 4.1 to Revlon’s Current Report on Form 8-K, filed with the SEC on April 23, 2020).

4.49
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

4.50
Amendment No. 1 to the BrandCo Credit Agreement, dated as of November 13, 2020, among Revlon Products Corporation, as borrower, Revlon, Inc., the subsidiary guarantors party thereto, the lenders party thereto and Jefferies Finance LLC, as administrative agent (incorporated by reference to Exhibit 4.2 to Revlon’s Current Report on Form 8-K, filed on November 16, 2020).

4.51
Amendment No. 7, dated as of March 8, 2021, to the Asset-Based Revolving Credit Agreement, dated as of September 7, 2016 (as amended), by and among Products Corporation, Revlon, certain lenders party thereto and Citibank, N.A., as administrative agent and collateral agent (incorporated by reference to Exhibit 4.61 to Revlon's Annual Report on Form 10-K for the fiscal year ended December 31, 2020 filed with the SEC on March 11, 2021 (the "Revlon 2020 Form 10-K")).

4.52
Amendment No. 8, dated as of May 7, 2021, to the Asset-Based Revolving Credit Agreement, dated as of September 7, 2016 (as amended), by and among Products Corporation, Revlon, certain lenders party thereto and MidCap Funded IV Trust, as administrative agent and collateral agent (incorporated by reference to Exhibit 4.2 to Revlon's Form 10-Q filed with the SEC on May 10, 2021).

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

REVLON, INC. AND SUBSIDIARIES

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

10.17
Employment Agreement, dated as of March 12, 2018, by and among Revlon, Products Corporation and Victoria Dolan (incorporated by reference to Exhibit 10.2 to Revlon’s Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2018, filed with the SEC on May 10, 2018).

10.18
Amendment, dated as of March 31, 2020, to the Employment Agreement, dated as of March 12, 2018, by and among Revlon, Products Corporation and Victoria Dolan (incorporated by reference to Exhibit 10.3 to the Revlon Q1 2020 Form 10-Q).

10.19
Amendment, dated as of September 5, 2019, to the Fourth Amended and Restated Revlon, Inc. Stock Plan (incorporated by reference to Exhibit 10.1 to Revlon's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2019, filed with the SEC on November 8, 2019 (the “Revlon Q3 2019 Form 10-Q”)).

10.20	Employment Agreement, dated as of January 2, 2020, by and among Revlon, Products Corporation and Sergio Pedreiro (incorporated by reference to Exhibit 10.19 to the Revlon 2019 Form 10-K).
10.21
Amendment, dated as of March 31, 2020 to the Employment Agreement, dated as of January 2, 2020, by and among Revlon, Products Corporation and Sergio Pedreiro (incorporated by reference to Exhibit 10.5 to the Revlon Q1 2020 Form 10-Q).

10.22	Amended and Restated Consulting Agreement between Products Corporation and E. Scott Beattie, dated March 11, 2020 (incorporated by reference to Exhibit 10.20 to the Revlon 2019 Form 10-K).
10.23
Amendment, dated as of March 30, 2020, to the Amended and Restated Consulting Agreement, dated as of March 11, 2020, between Products Corporation and E. Scott Beattie (incorporated by reference to Exhibit 10.7 to the Revlon Q1 2020 Form 10-Q).

10.24
Amendment No. 2, dated as of March 10, 2021, to the Amended and Restated Consulting Agreement, dated as of March 11, 2020, between Products Corporation and E. Scott Beattie (incorporated by reference to Exhibit 10.22 to the Revlon 2020

10.25	Consulting Agreement, dated as of November 7, 2019, by and among Revlon, Products Corporation and Mitra Hormozi, Esq. (incorporated by reference to Exhibit 10.2 to the Revlon Q3 2019 Form 10-Q).

REVLON, INC. AND SUBSIDIARIES

10.26
Amendment, dated as of March 30, 2020, to the Consulting Agreement, dated as of November 7, 2019, between Products Corporation and Mitra Hormozi (incorporated by reference to Exhibit 10.8 to the Revlon Q1 2020 Form 10-Q).

10.27
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

10.28	Separation Agreement, dated as of November 20, 2020, by and among Revlon, Products Corporation and Sergio Pedreiro (incorporated by reference to Exhibit 10.25 to the Revlon 2020 Form 10-K).
10.29
Second Amendment to the Fourth Amended and Restated Revlon, Inc. Stock Plan (incorporated by reference to Annex B to Revlon's Definitive Proxy Statement for its 2021 Annual Stockholders' Meeting filed with the SEC on April 20, 2021).

21.	Subsidiaries.
*21.1	Subsidiaries of Revlon, Inc.
23.	Consents of Experts and Counsel.
*23.1	Consent of KPMG LLP.
24.	Powers of Attorney.
*24.1	Power of Attorney executed by Ronald O. Perelman.
*24.2	Power of Attorney executed by E. Scott Beattie.
*24.3	Power of Attorney executed by Alan S. Bernikow.
*24.4	Power of Attorney executed by Kristin Dolan.
*24.5	Power of Attorney executed by Ceci Kurzman.
*24.6	Power of Attorney executed by Victor Nichols.
*24.7	Power of Attorney executed by Barry F. Schwartz.
*24.8	Power of Attorney executed by Cristiana Falcone.
*31.1	Certification of Debra Perelman, Chief Executive Officer, dated March 3, 2022, pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.
*31.2	Certification of Victoria Dolan, Chief Financial Officer, dated March 3, 2022, pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.
*31.3	Certification of Debra Perelman, Chief Executive Officer, dated March 3, 2022, pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.
*31.4	Certification of Victoria Dolan, Chief Financial Officer, dated March 3, 2022, pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.
**32.1	Certification of Debra Perelman, Chief Executive Officer, dated March 3, 2022, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**32.2	Certification of Victoria Dolan, Chief Financial Officer, dated March 3, 2022, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**32.3	Certification of Debra Perelman, Chief Executive Officer, dated March 3, 2022, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**32.4	Certification of Victoria Dolan, Chief Financial Officer, dated March 3, 2022, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*99.1	Revlon, Inc Audit Committee Pre-Approval Policy

*101.INS	Inline XBRL Instance Document
*101.SCH	Inline XBRL Taxonomy Extension Schema
*101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
*101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
*101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
*101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
*104	Cover Page Interactive Data File, formatted in Inline XBRL and contained in Exhibit 101

REVLON, INC. AND SUBSIDIARIES

*Filed herewith.
**Furnished herewith.

REVLON, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Revlon, Inc. Report of Independent Registered Public Accounting Firm (Consolidated Financial Statements) (KPMG LLP, New York, NY, Auditor Firm ID:185)	F-2
Revlon, Inc. Report of Independent Registered Public Accounting Firm (Internal Control Over Financial Reporting)	F-4
Revlon Consumer Products Corporation Report of Independent Registered Public Accounting Firm (Consolidated Financial Statements) (KPMG LLP, New York, NY, Auditor Firm ID:185)	F-6

Financial Statements:
Revlon, Inc. Consolidated Balance Sheets as of December 31, 2021 and 2020	F-7
Revlon, Inc. Consolidated Statements of Operations and Comprehensive Loss for each of the years ended December 31, 2021 and 2020	F-8
Revlon, Inc. Consolidated Statements of Stockholders' Deficiency for each of the years ended December 31, 2021 and 2020	F-9
Revlon, Inc. Consolidated Statements of Cash Flows for each of the years ended December 31, 2021 and 2020	F-10
Revlon Consumer Products Corporation Consolidated Balance Sheets as of December 31, 2021 and 2020	F-14
Revlon Consumer Products Corporation Consolidated Statements of Operations and Comprehensive Loss for each of the years ended December 31, 2021 and 2020	F-15
Revlon Consumer Products Corporation Consolidated Statements of Stockholders' Deficiency for each of the years ended December 31, 2021 and 2020	F-16
Revlon Consumer Products Corporation Consolidated Statements of Cash Flows for each of the years ended December 31, 2021 and 2020	F-17
Notes to Consolidated Financial Statements	F-19

REVLON, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors
Revlon, Inc.:
Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Revlon, Inc. and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive loss, stockholders’ deficiency, and cash flows for each of the years in the two-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 3, 2022 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Valuation of the Elizabeth Arden fragrances and professional portfolio reporting units

As discussed in Notes 1 and 6 to the consolidated financial statements, the Company’s goodwill balance as of December 31, 2021 was $562.8 million. The Company performs goodwill impairment testing on an annual basis and whenever events or changes in circumstances indicate that the carrying value of a reporting unit more likely than not exceeds its fair value using a discounted cash flow model.

We identified the evaluation of the goodwill impairment analyses for the Elizabeth Arden Fragrances and Professional Portfolio reporting units as a critical audit matter. There was a high degree of subjective auditor judgment in evaluating the key assumptions used in the discounted cash flow models used to estimate the fair values of the reporting units. Specifically, the key assumptions, including forecasted net sales, forecasted earnings before interest, taxes, depreciation

REVLON, INC. AND SUBSIDIARIES
and amortization (EBITDA) margins, and discount rates, as minor changes to those assumptions could have a significant effect on the Company’s assessment of the fair value of the reporting units. Additionally, specialized skills and knowledge were required to assess these assumptions.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s goodwill impairment assessment process. These included controls related to the determination of the estimated fair value of the reporting units and the development of the assumptions described above. We evaluated the Company’s forecasted net sales and EBITDA margins used in the fair value analyses by comparing each to historical results, forecasted net sales growth rates and EBITDA margins of peer companies based on publicly available market data. We compared the Company’s historical forecasted net sales and EBITDA margin to actual results to assess management’s ability to accurately forecast. In addition, we involved valuation professionals with specialized skill and knowledge, who assisted in:

•evaluating the appropriateness of the selected guideline public companies by researching the companies and reviewing the business description
•evaluating the discount rates by comparing them to discount rate ranges that were independently developed using publicly available market data for comparable companies

Liquidity

As discussed in Note 1 to the consolidated financial statements, at December 31, 2021, the Company believes its cash and cash equivalents and its existing credit capacity and management’s actions in the normal course to reduce variable spending will be sufficient to fund the Company’s planned operations for at least the next 12 months beyond the date of the issuance of the consolidated financial statements.

We identified the assessment of liquidity and the Company’s ability to continue as a going concern as a critical audit matter. The evaluation of certain assumptions used in the Company’s estimate of its cash inflows and outflows used in its forecasted model of liquidity for at least 12 months beyond the date of the issuance of the consolidated financial statements involved a high degree of subjective auditor judgment due to uncertainty in the estimate of cash inflows and outflows. Specifically, managements’ assumptions including forecasted net sales, forecasted earnings before interest, taxes, depreciation and amortization (EBITDA), and management’s actions in the normal course to reduce variable spending.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s assessment of its ability to continue as a going concern. These included controls related to the assumptions used in the forecasted model of liquidity and sensitivity analyses over the forecasted models of liquidity. We assessed the reasonableness of key assumptions underlying management’s liquidity models by comparing the key assumptions to historical results. We compared management’s prior key assumptions to actual results to assess their ability to forecast. We performed sensitivity analyses to assess the impact of changes in the key assumptions included in management’s liquidity forecast models. We assessed management’s liquidity forecast model in the context of other audit evidence obtained during the audit to determine whether it supported or contradicted the conclusions reached by management.

/s/ KPMG LLP

We have served as the Company’s auditor since 1991.

New York, New York
March 3, 2022

REVLON, INC. AND SUBSIDIARIES
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and Board of Directors
Revlon, Inc.:
Opinion on Internal Control Over Financial Reporting

We have audited Revlon, Inc. and subsidiaries' (the Company) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive loss, stockholders’ deficiency, and cash flows for each of the years in the two-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements), and our report dated March 3, 2022 expressed an unqualified opinion on those consolidated financial statements.

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
March 3, 2022

REVLON, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholder and Board of Directors
Revlon Consumer Products Corporation:
Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Revlon Consumer Products Corporation and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive loss, stockholder’s deficiency, and cash flows for each of the years in the two-year period ended December 31, 2021, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

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

Valuation of the Elizabeth Arden fragrances and professional portfolio reporting units

As discussed in Notes 1 and 6 to the consolidated financial statements, the Company’s goodwill balance as of December 31, 2021 was $562.8 million. The Company performs goodwill impairment testing on an annual basis and whenever events or changes in circumstances indicate that the carrying value of a reporting unit more likely than not exceeds its fair value using a discounted cash flow model.

We identified the evaluation of the goodwill impairment analyses for the Elizabeth Arden Fragrances and Professional Portfolio reporting units as a critical audit matter. There was a high degree of subjective auditor judgment in evaluating the key assumptions used in the discounted cash flow models used to estimate the fair values of the reporting units. Specifically, the key assumptions, including forecasted net sales, forecasted earnings before interest, taxes, depreciation and amortization (EBITDA) margins, and discount rates, as minor changes to those assumptions could have a significant effect on the Company’s assessment of the fair value of the reporting units. Additionally, specialized skills and knowledge were required to assess these assumptions.

REVLON, INC. AND SUBSIDIARIES
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s goodwill impairment assessment process. These included controls related to the determination of the estimated fair value of the reporting units and the development of the assumptions described above. We evaluated the Company’s forecasted net sales and EBITDA margins used in the fair value analyses by comparing each to historical results, forecasted net sales growth rates and EBITDA margins of peer companies based on publicly available market data. We compared the Company’s historical forecasted net sales and EBITDA margin to actual results to assess management’s ability to accurately forecast. In addition, we involved valuation professionals with specialized skill and knowledge, who assisted in:

•evaluating the appropriateness of the selected guideline public companies by researching the companies and reviewing the business description
•evaluating the discount rates by comparing them to discount rate ranges that were independently developed using publicly available market data for comparable companies

Liquidity

As discussed in Note 1 to the consolidated financial statements, at December 31, 2021, the Company believes its cash and cash equivalents and its existing credit capacity and management’s actions in the normal course to reduce variable spending will be sufficient to fund the Company’s planned operations for at least the next 12 months beyond the date of the issuance of the consolidated financial statements.

We identified the assessment of liquidity and the Company’s ability to continue as a going concern as a critical audit matter. The evaluation of certain assumptions used in the Company’s estimate of its cash inflows and outflows used in its forecasted model of liquidity for at least 12 months beyond the date of the issuance of the consolidated financial statements involved a high degree of subjective auditor judgment due to uncertainty in the estimate of cash inflows and outflows. Specifically, managements’ assumptions including forecasted net sales, forecasted earnings before interest, taxes, depreciation and amortization (EBITDA), and management’s actions in the normal course to reduce variable spending.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s assessment of its ability to continue as a going concern. These included controls related to the assumptions used in the forecasted model of liquidity and sensitivity analyses over the forecasted models of liquidity. We assessed the reasonableness of key assumptions underlying management’s liquidity models by comparing the key assumptions to historical results. We compared management’s prior key assumptions to actual results to assess their ability to forecast. We performed sensitivity analyses to assess the impact of changes in the key assumptions included in management’s liquidity forecast models. We assessed management’s liquidity forecast model in the context of other audit evidence obtained during the audit to determine whether it supported or contradicted the conclusions reached by management.

/s/ KPMG LLP

We have served as the Company’s auditor since 1991.

New York, New York
March 3, 2022

REVLON, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in millions, except share and per share amounts)

	December 31, 2021	December 31, 2020

ASSETS
Current assets:
Cash and cash equivalents	$102.4	$97.1
Trade receivables (net of allowance for doubtful accounts of $9.0 and $13.0, respectively)	383.8	352.3
Inventories, net	417.4	462.6
Prepaid expenses and other assets	136.0	134.4
Total current assets	1,039.6	1,046.4
Property, plant and equipment (net of accumulated depreciation of $551.3 and $528.9, respectively)	297.3	352.0
Deferred income taxes	42.8	25.7
Goodwill	562.8	563.7
Intangible assets (net of accumulated amortization and impairment of $326.4 and $296.8, respectively)	392.2	430.8
Other assets	97.8	109.1
Total assets	$2,432.5	$2,527.7

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities:
Short-term borrowings	$0.7	$2.5
Current portion of long-term debt	137.2	217.5
Accounts payable	217.7	203.3
Accrued expenses and other current liabilities	432.0	420.9
Total current liabilities	787.6	844.2
Long-term debt	3,305.5	3,105.0
Long-term pension and other post-retirement plan liabilities	147.3	212.4
Other long-term liabilities	206.2	228.1
Stockholders’ deficiency:
Class A Common Stock, par value $0.01 per share: 900,000,000 shares authorized; 58,005,142 and 56,742,513 shares issued, respectively	0.5	0.5
Additional paid-in capital	1,096.3	1,082.3
Treasury stock, at cost: 1,992,957 and 1,774,200 shares of Class A Common Stock, respectively	(37.6)	(35.2)
Accumulated deficit	(2,838.6)	(2,631.7)
Accumulated other comprehensive loss	(234.7)	(277.9)
Total stockholders’ deficiency	(2,014.1)	(1,862.0)
Total liabilities and stockholders’ deficiency	$2,432.5	$2,527.7

See Accompanying Notes to Consolidated Financial Statements

REVLON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(dollars in millions, except share and per share amounts)

	Year Ended December 31,
	2021	2020

Net sales	$2,078.7	$1,904.3
Cost of sales	849.1	860.5
Gross profit	1,229.6	1,043.8
Selling, general and administrative expenses	1,099.1	1,071.8
Acquisition, integration and divestiture costs	2.3	5.0
Restructuring charges and other, net	26.1	49.7
Impairment charges	—	144.1
Gain on divested assets	(1.1)	(0.5)
Operating income (loss)	103.2	(226.3)
Other expenses:
Interest expense, net	247.7	243.3
Amortization of debt issuance costs	39.6	26.8
Gain on early extinguishment of debt	—	(43.1)
Foreign currency losses (gains), net	10.6	(6.0)
Miscellaneous, net	6.0	12.9
Other expenses	303.9	233.9
Loss from operations before income taxes	(200.7)	(460.2)
Provision for income taxes	6.2	158.8
Net loss	$(206.9)	$(619.0)
Other comprehensive income (loss):
Foreign currency translation adjustments	(8.7)	10.2
Amortization of pension related costs, net of tax(a)(b)	13.8	11.4
Pension re-measurement, net of tax(c)	38.1	(52.1)
Other comprehensive income, net	43.2	(30.5)
Total comprehensive loss	$(163.7)	$(649.5)

Basic and Diluted (loss) earnings per common share:	$(3.84)	$(11.59)

Weighted average number of common shares outstanding:
Basic	53,934,179	53,401,324
Diluted	53,934,179	53,401,324

(a) Net of tax benefit of nil for each of the years ended December 31, 2021 and 2020.
(b) This amount is included in the computation of net periodic benefit costs (income). See Note 11, "Pension and Post-Retirement Benefits," for additional information regarding net periodic benefit costs (income).
(c) Net of tax expense of $0.3 million and tax benefit of $1.9 million for the years ended December 31, 2021 and 2020, respectively.

See Accompanying Notes to Consolidated Financial Statements

REVLON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY
(dollars in millions, except share and per share amounts)

	Common Stock	Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Deficiency

Balance, January 1, 2021	$0.5	$1,082.3	$(35.2)	$(2,631.7)	$(277.9)	$(1,862.0)
Treasury stock acquired, at cost (a)	—	—	(2.4)	—	—	(2.4)
Stock-based compensation amortization	—	14.0	—	—	—	14.0
Net loss	—	—	—	(206.9)	—	(206.9)
Other comprehensive (loss) income, net (b)	—	—	—	—	43.2	43.2
Balance at December 31, 2021	$0.5	$1,096.3	$(37.6)	$(2,838.6)	$(234.7)	$(2,014.1)

	Common Stock	Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Deficiency
Balance, January 1, 2020	$0.5	$1,071.9	$(33.5)	$(2,012.7)	$(247.4)	$(1,221.2)
Treasury stock acquired, at cost (a)	—	—	(1.7)	—	—	(1.7)
Stock-based compensation amortization	—	10.4	—	—	—	10.4
Net loss	—	—	—	(619.0)	—	(619.0)
Other comprehensive (loss) income, net (b)	—	—	—	—	(30.5)	(30.5)
Balance, December 31, 2020	$0.5	$1,082.3	$(35.2)	$(2,631.7)	$(277.9)	$(1,862.0)
(a) Pursuant to the share withholding provisions of the Fourth Amended and Restated Revlon, Inc. Stock Plan (as amended, the "Stock Plan"), the Company withheld an aggregate of 218,757 and 148,620 shares of Revlon Class A Common Stock during the years ended December 31, 2021 and 2020, respectively, to satisfy certain minimum statutory tax withholding requirements related to the vesting of restricted shares and restricted stock units ("RSUs") for certain senior executives and employees. These withheld shares were recorded as treasury stock using the cost method, at a weighted-average price per share of $11.19 and $10.98 during the years ended December 31, 2021 and 2020, respectively, based on the closing price of Revlon Class A Common Stock as reported on the New York Stock Exchange (the "NYSE") consolidated tape on each respective vesting date, for a total of approximately $2.4 million and $1.7 million during the years ended December 31, 2021 and 2020. See Note 12, "Stock Compensation Plan," for details regarding restricted stock awards and RSUs under the Stock Plan.
(b) See Note 14, "Accumulated Other Comprehensive Loss," regarding the changes in the accumulated balances for each component of other comprehensive loss during the years ended December 31, 2021 and 2020, respectively.

See Accompanying Notes to Consolidated Financial Statements

REVLON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in millions)

	Year Ended December 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(206.9)	$(619.0)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	125.7	143.3
Foreign currency losses (gains) from re-measurement	10.6	(6.0)
Amortization of debt discount	0.9	1.4
Stock-based compensation amortization	14.0	10.4
Impairment charges	—	144.1
Provision for (benefit from) deferred income taxes	(20.0)	152.8
Gain on early extinguishment of debt	—	(43.1)
Amortization of debt issuance costs	39.6	26.8
Gain on divested assets	(1.1)	(0.5)
Pension and other post-retirement cost	4.8	4.0
Paid-in-kind interest expense on the 2020 BrandCo Facilities	18.8	10.8
Change in assets and liabilities:
(Increase) decrease in trade receivables	(38.6)	76.7
Decrease (increase) in inventories	35.1	(8.4)
(Increase) decrease in prepaid expenses and other current assets	(3.4)	8.0
Increase (decrease) in accounts payable	30.5	(53.1)
Increase (decrease) in accrued expenses and other current liabilities	7.3	(9.9)
Increase (decrease) in deferred revenue	(4.2)	71.6
Pension and other post-retirement plan contributions	(22.5)	(9.8)
Purchases of permanent displays	(24.9)	(30.8)
Other, net	23.3	33.4
Net cash used in operating activities	(11.0)	(97.3)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(14.2)	(10.3)
Proceeds from the sale of certain assets	2.1	—
Net cash used in investing activities	(12.1)	(10.3)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in short-term borrowings and overdraft	(13.7)	4.3
Borrowings on term loans	305.0	880.0
Repayments on term loans (a)	(197.2)	(524.3)
Net (repayments) borrowings under the revolving credit facilities	(29.3)	(133.5)
Payment of financing costs	(17.9)	(122.0)
Tax withholdings related to net share settlements of restricted stock and RSUs	(2.4)	(1.7)
Other financing activities	(0.3)	(0.3)
Net cash provided by financing activities	44.2	102.5
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2.7)	3.1
Net increase (decrease) in cash, cash equivalents and restricted cash	18.4	(2.0)
Cash, cash equivalents and restricted cash at beginning of period (b)	102.5	104.5
Cash, cash equivalents and restricted cash at end of period (b)	$120.9	$102.5
Supplemental schedule of cash flow information:
Cash paid during the period for:
Interest	$241.5	$238.6
Income taxes, net of refunds	9.6	18.6
Supplemental schedule of non-cash investing and financing activities:
Non-cash roll-up of participating lenders from the 2016 Term Loan Facility to the 2020 BrandCo Facilities	$—	$846.0
Paid-in-kind debt issuance costs capitalized to the 2020 BrandCo Facilities	—	29.1
Paid-in-kind interest capitalized to the 2020 BrandCo Facilities	18.8	9.6
Paid-in-kind fees for the B-2 Loans in the November 5.75% Notes Exchange Offer	—	17.5

(a) Repayments on term loans for the year ended December 31, 2020 includes the repayment of the 2019 Term Loan Facility, repayment under the 2018 Foreign Asset-Based Term Loan and repayments under the 2016 Term Loan Facility of $200.0 million, $31.4 million and $11.5 million, respectively, as well as repurchases of the 5.75% Senior Notes of $281.4 million. During 2020, the Company used a portion of the proceeds from the 2020 BrandCo Facility to repurchase and subsequently cancel a portion of its 5.75% Senior Notes. See Note 8, "Debt" in the Company's 2020 Form 10-K for additional information.

(b)These amounts include restricted cash of $18.5 million and $5.4 million as of December 31, 2021 and 2020, respectively. The balance as of December 31, 2021 represents: (i) cash on deposit in lieu of a mandatory prepayment and loan proceeds held in escrow until certain collateral perfection requirements are satisfied under the 2021 Foreign Asset-Based Term Agreement; and (ii) cash on deposit to support outstanding undrawn letters of credit. The balance as of December 31, 2020 represents: (i) cash on deposit in lieu of a mandatory prepayment under the 2018 Foreign Asset-Based Term Facility; and (ii) cash on deposit to support outstanding undrawn letters of credit. These balances were included within prepaid expenses and other current assets and other assets in the Company's Consolidated Balance Sheets as of December 31, 2021 and December 31, 2020, respectively.

See Accompanying Notes to Consolidated Financial Statements

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in millions, except share and per share amounts)

	December 31, 2021	December 31, 2020

ASSETS
Current assets:
Cash and cash equivalents	$102.4	$97.1
Trade receivables (net of allowance for doubtful accounts of $9.0 and $13.0, respectively)	383.8	352.3
Inventories, net	417.4	462.6
Prepaid expenses and other assets	131.8	130.5
Receivable from Revlon, Inc.	165.0	170.0
Total current assets	1,200.4	1,212.5
Property, plant and equipment (net of accumulated depreciation of $551.3 and $528.9, respectively)	297.3	352.0
Deferred income taxes	51.6	34.1
Goodwill	562.8	563.7
Intangible assets (net of accumulated amortization and impairment of $326.4 and $296.8, respectively)	392.2	430.8
Other assets	97.8	109.1
Total assets	$2,602.1	$2,702.2
LIABILITIES AND STOCKHOLDER'S DEFICIENCY
Current liabilities:
Short-term borrowings	$0.7	$2.5
Current portion of long-term debt	137.2	217.5
Accounts payable	217.7	203.3
Accrued expenses and other current liabilities	432.1	423.2
Total current liabilities	787.7	846.5
Long-term debt	3,305.5	3,105.0
Long-term pension and other post-retirement plan liabilities	147.3	212.4
Other long-term liabilities	218.8	241.3
Stockholder's deficiency:
Products Corporation Preferred stock, par value $1.00 per share; 1,000 shares authorized; 546 shares issued and outstanding	54.6	54.6
Products Corporation Common Stock, par value $1.00 per share; 10,000 shares authorized; 5,260 shares issued and outstanding	—	—
Additional paid-in capital	1,020.9	1,006.9
Accumulated deficit	(2,698.0)	(2,486.6)
Accumulated other comprehensive loss	(234.7)	(277.9)
Total stockholder's deficiency	(1,857.2)	(1,703.0)
Total liabilities and stockholder's deficiency	$2,602.1	$2,702.2

See Accompanying Notes to Consolidated Financial Statements

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(dollars in millions)

	Year Ended December 31,
	2021	2020

Net sales	$2,078.7	$1,904.3
Cost of sales	849.1	860.5
Gross profit	1,229.6	1,043.8
Selling, general and administrative expenses	1,091.5	1,064.6
Acquisition, integration and divestiture costs	2.3	5.0
Restructuring charges and other, net	26.1	49.7
Impairment charges	—	144.1
Gain on divested assets	(1.1)	(0.5)
Operating income (loss)	110.8	(219.1)
Other expenses:
Interest expense, net	247.7	243.3
Amortization of debt issuance costs	39.6	26.8
Gain on early extinguishment of debt	—	(43.1)
Foreign currency losses (gains), net	10.6	(6.0)
Miscellaneous, net	21.1	12.9
Other expenses	319.0	233.9
Loss from operations before income taxes	(208.2)	(453.0)
Provision for income taxes	3.2	140.5
Net loss	$(211.4)	$(593.5)
Other comprehensive income (loss):
Foreign currency translation adjustments	(8.7)	10.2
Amortization of pension related costs, net of tax(a)(b)	13.8	11.4
Pension re-measurement, net of tax (c)	38.1	(52.1)
Other comprehensive income, net	43.2	(30.5)
Total comprehensive loss	$(168.2)	$(624.0)

(a)Net of tax benefit of nil for each of the years ended December 31, 2021 and 2020.
(b)This amount is included in the computation of net periodic benefit costs (income). See Note 11, "Pension and Post-Retirement Benefits," for additional information regarding net periodic benefit costs (income).
(c) Net of tax expense of $0.3 million and tax benefit of $1.9 million for the years ended December 31, 2021 and 2020, respectively.

See Accompanying Notes to Consolidated Financial Statements

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDER'S DEFICIENCY
(dollars in millions)

	Preferred Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholder's Deficiency

Balance, January 1, 2021	$54.6	$1,006.9	$(2,486.6)	$(277.9)	$(1,703.0)
Stock-based compensation amortization	—	14.0	—	—	14.0
Net loss	—	—	(211.4)	—	(211.4)
Other comprehensive (loss) income, net (a)	—	—	—	43.2	43.2
Balance, December 31, 2021	$54.6	$1,020.9	$(2,698.0)	$(234.7)	$(1,857.2)

	Preferred Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholder's Deficiency

Balance, January 1, 2020	$54.6	$996.5	$(1,893.1)	$(247.4)	$(1,089.4)
Stock-based compensation amortization	—	10.4	—	—	10.4
Net loss	—	—	(593.5)	—	(593.5)
Other comprehensive income, net (a)	—	—	—	(30.5)	(30.5)
Balance, December 30, 2020	$54.6	$1,006.9	$(2,486.6)	$(277.9)	$(1,703.0)

(a)See Note 14, "Accumulated Other Comprehensive Loss," regarding the changes in the accumulated balances for each component of other comprehensive loss during the years ended December 31, 2021 and 2020, respectively.

See Accompanying Notes to Consolidated Financial Statements

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in millions)

	Year Ended December 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(211.4)	$(593.5)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	125.7	143.3
Foreign currency losses (gains) from re-measurement	10.6	(6.0)
Amortization of debt discount	0.9	1.4
Stock-based compensation amortization	14.0	10.4
Impairment charges	—	144.1
Provision for (benefit from) deferred income taxes	(19.6)	134.9
Gain on early extinguishment of debt	—	(43.1)
Amortization of debt issuance costs	39.6	26.8
Gain on divested assets	(1.1)	(0.5)
Pension and other post-retirement cost	4.8	4.0
Paid-in-kind interest expense on the 2020 BrandCo Facilities	18.8	10.8
Change in assets and liabilities:
(Increase) decrease in trade receivables	(38.6)	76.7
Decrease (increase) in inventories	35.1	(8.4)
Increase in prepaid expenses and other current assets	1.6	(0.9)
Increase (decrease) in accounts payable	30.5	(53.1)
Increase (decrease) in accrued expenses and other current liabilities	4.4	(9.9)
Increase (decrease) in deferred revenue	(4.2)	71.6
Pension and other post-retirement plan contributions	(22.5)	(9.8)
Purchases of permanent displays	(24.9)	(30.8)
Other, net	25.3	34.7
Net cash used in operating activities	(11.0)	(97.3)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(14.2)	(10.3)
Proceeds from the sale of certain assets	2.1	—
Net cash used in investing activities	(12.1)	(10.3)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in short-term borrowings and overdraft	(13.7)	4.3
Borrowings on term loans	305.0	880.0
Repayments on term loans (a)	(197.2)	(524.3)
Net (repayments) borrowings under the revolving credit facilities	(29.3)	(133.5)
Payment of financing costs	(17.9)	(122.0)
Tax withholdings related to net share settlements of restricted stock and RSUs	(2.4)	(1.7)
Other financing activities	(0.3)	(0.3)
Net cash provided by financing activities	44.2	102.5
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2.7)	3.1
Net increase (decrease) in cash, cash equivalents and restricted cash	18.4	(2.0)
Cash, cash equivalents and restricted cash at beginning of period (b)	102.5	104.5
Cash, cash equivalents and restricted cash at end of period (b)	$120.9	$102.5
Supplemental schedule of cash flow information:
Cash paid during the period for:
Interest	$241.5	$238.6
Income taxes, net of refunds	9.6	18.6
Supplemental schedule of non-cash investing and financing activities:
Non-cash roll-up of participating lenders from the 2016 Term Loan Facility to the 2020 BrandCo Facilities	$—	846.0
Paid-in-kind debt issuance costs capitalized to the 2020 BrandCo Facilities	—	29.1
Paid-in-kind interest capitalized to the 2020 BrandCo Facilities	18.8	9.6
Paid-in-kind fees for the B-2 Loans in the November 5.75% Notes Exchange Offer	—	17.5

(a) Repayments on term loans for the year ended December 31, 2020 includes the repayment of the 2019 Term Loan Facility, repayment under the 2018 Foreign Asset-Based Term Loan and repayments under the 2016 Term Loan Facility of $200.0 million, $31.4 million and $11.5 million, respectively, as well as repurchases of the 5.75% Senior Notes of $281.4 million. During 2020, the Company used a portion of the proceeds from the 2020 BrandCo

Facility to repurchase and subsequently cancel a portion of its 5.75% Senior Notes. See Note 8, "Debt" in the Company's 2020 Form 10-K for additional information.
(b) These amounts include restricted cash of $18.5 million and $5.4 million as of December 31, 2021 and 2020, respectively. The balance as of December 31, 2021 represents: (i) cash on deposit in lieu of a mandatory prepayment and loan proceeds held in escrow until certain collateral perfection requirements are satisfied under the 2021 Foreign Asset-Based Term Agreement; and (ii) cash on deposit to support outstanding undrawn letters of credit. The balance as of December 31, 2020 represents: (i) cash on deposit in lieu of a mandatory prepayment under the 2018 Foreign Asset-Based Term Facility; and (ii) cash on deposit to support outstanding undrawn letters of credit. These balances were included within prepaid expenses and other current assets and other assets in the Company's Consolidated Balance Sheets as of December 31, 2021 and December 31, 2020, respectively.

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
Unless the context otherwise requires, all references to the Company mean Revlon and its subsidiaries, including, without limitation, its wholly-owned operating subsidiary, Products Corporation. Revlon as a public holding company, has no business operations of its own and owns, as its only material asset, all of the outstanding capital stock of Products Corporation. As such, its net income/(loss) has historically consisted predominantly of the net income/(loss) of Products Corporation and included expenses incidental to being a public holding company and certain tax adjustments, amounting to $7.5 million income and $7.2 million expense for December 31, 2021 and 2020, respectively.
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
Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents include cash in banks and highly liquid investments with original maturity dates of three months or less. Accounts payable include $3.3 million and $15.2 million of outstanding checks not yet presented for payment at December 31, 2021 and 2020, respectively. The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the statements of financial position that sum to the total of the same such amounts shown in the statements of cash flows:

	December 31,
	2021	2020
Cash and cash equivalents	$102.4	$97.1
Restricted cash(a)	18.5	5.4
Total cash, cash equivalents and restricted cash	$120.9	$102.5
(a)Amounts included in restricted cash represent cash on deposit to support the Company's letters of credit and is included within other assets in the Company's consolidated balance sheets.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)
Trade Receivables
Trade receivables represent payments due to the Company for previously recognized net sales, reduced by an allowance for doubtful accounts for balances which are estimated to be uncollectible at period end. The Company grants credit terms in the normal course of business to its customers. Trade credit is extended based upon periodically updated evaluations of each customer's ability to perform its payment obligations. The Company does not normally require collateral or other security to support credit sales. The Company's three largest customers accounted for an aggregate of approximately 41% of the Company's outstanding trade receivables at both December 31, 2021 and 2020.
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
Included in other assets are permanent wall displays amounting to $64.3 million and $82.2 million as of December 31, 2021 and 2020, respectively, which are amortized generally over a period of 1 to 3 years. In the event of product discontinuances, from time-to-time, the Company may accelerate the amortization of related permanent wall displays based on the estimated remaining useful life of the asset. Amortization expense for permanent wall displays was $40.3 million and $50.1 million for 2021 and 2020, respectively.
Long-lived assets, such as property, plant and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. If events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, the Company estimates the undiscounted future cash flows (excluding interest) resulting from the use of the asset and its ultimate disposition. If the sum of the undiscounted cash flows (excluding interest) is less than the carrying value, the Company recognizes an impairment loss, measured as the amount by which the carrying value exceeds the fair value of the asset. There were no impairment charges to long-lived assets during the years ended December 31, 2021 and 2020, respectively.
Deferred Financing Costs
The Company capitalizes financing costs and amortizes such costs over the terms of the related debt instruments using the effective-interest method. Capitalized financing costs were $16.8 million and $119.3 million during 2021 and 2020, respectively.
Leases
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
For 2021, in assessing whether goodwill was impaired in connection with its annual impairment testing performed during the fourth quarter of 2021 using October 1st, 2021 carrying values, the Company, in accordance with ASC 350, performed a qualitative assessment for its Revlon reporting unit and a quantitative assessment for its (i) Elizabeth Arden Skin & Color, (ii) Elizabeth Arden Fragrances, (iii) Professional Portfolio and (iv) Fragrances reporting units. The Mass Portfolio reporting unit's goodwill was written down to nil during the first quarter of 2020.
In performing its 2021 annual qualitative goodwill assessment, the Company considered, among other factors, the financial performance of the Revlon reporting unit, expected future cash flows and the results of previous quantitative assessments of the Revlon reporting unit. Based upon such assessment, the Company determined that it was more likely than not that the fair value of its Revlon reporting unit exceeded its respective carrying amount for 2021.
In performing its 2021 quantitative goodwill assessments, the Company used the simplified approach allowed under ASU No. 2017-04 to test its (i) Elizabeth Arden Skin and Color, (ii) Elizabeth Arden Fragrances, (iii) Professional Portfolio and (iv) Fragrances reporting units for impairment. Based upon such assessment, the Company determined that it was more likely than not that the fair value of each of such aforementioned reporting units exceeded their respective carrying amounts for 2021.
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
For 2021, no impairment was recognized related to the carrying value of any of the Company's finite or indefinite-lived intangible assets as a result of the annual impairment testing.
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
For 2021 and 2020, no impairment was recognized related to the carrying value of any of the Company's finite or indefinite-lived intangible assets as a result of the annual impairment testing.
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
Advertising
Advertising within SG&A expenses includes television, print, digital marketing and other advertising production costs that are expensed the first time the advertising takes place. The costs of promotional displays are expensed in the period in which they are shipped to customers. Advertising expenses were $388.6 million and $332.1 million for 2021 and 2020, respectively, which were included in SG&A expenses in the Company's consolidated statements of operations and comprehensive (loss) income. The Company also has various arrangements with customers pursuant to its trade terms to reimburse them for a portion of their advertising costs, which provide advertising benefits to the Company. Additionally, from time-to-time, the Company may pay fees to customers in order to expand or maintain shelf space for its products. The costs that the Company incurs for "cooperative" advertising programs, end cap placement, shelf placement costs, slotting fees and marketing development funds, if any, are expensed as incurred and are recorded as a reduction within net sales.
Distribution Costs
Costs associated with product distribution, such as freight and handling costs, are recorded within SG&A expenses when incurred. Distribution costs were $113.9 million and $106.9 million for 2021 and 2020, respectively.
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
Research and Development
Research and development expenditures are expensed as incurred and included within SG&A expenses. The amounts charged in 2021 and 2020 for research and development expenditures were $32.5 million and $29.3 million, respectively.
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
Liquidity and Ability to Continue as a Going Concern

The ongoing and prolonged COVID-19 pandemic has continued to adversely impact the Company’s business in 2021 and beyond, as social-distancing restrictions and related actions designed to curb the spread of the virus have remained in place or have been reinstated as the COVID-19 pandemic spikes across the globe. These adverse economic conditions have resulted in the general slowdown of the global economy, in turn contributing to a significant decline in net sales within each of the Company’s reporting segments and regions. However, as COVID-19 restrictions are eased, the Company is seeing a resumption in consumer spending and consumption. The Company continues to closely monitor the associated impacts and take appropriate actions in an effort to mitigate the COVID-19 pandemic’s negative effects on the Company’s operations and financial results.
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

On March 8, 2021, the Company amended its Amended 2016 Revolving Credit Facility to, among other things, extend the maturity date of the revolving facility thereunder from September 7, 2021 to June 8, 2023. On May 7, 2021, the Company further amended the Amended 2016 Revolving Credit Facility to, among other things, extend the maturity date to May 7, 2024 (subject to certain springing maturities, as further discussed in Note 8, “Debt”). Additionally, on March 2, 2021, the Company refinanced its 2018 Foreign Asset-Based Term Facility that was scheduled to mature on July 9, 2021 with a $75 million asset-based term loan facility with a scheduled maturity date of March 2, 2024, subject to a springing maturity date of August 1, 2023 if, on such date, any principal amount of loans under the 2016 Term Loan Agreement due September 7, 2023 remain outstanding. For further details of these financing transactions, see Note 8, “Debt”.

Each reporting period, the Company assesses its ability to continue as a going concern for one year from the date the financial statements are issued. At December 31, 2021, the Company had a liquidity position of $171.5 million, consisting of: (i) $102.4 million of unrestricted cash and cash equivalents (with approximately $97.2 million held outside the U.S.); (ii) $72.4 million in available borrowing capacity under the Amended 2016 Revolving Credit Facility (which had $289.6 million drawn at such date); and less (iii) approximately $3.3 million of outstanding checks. The Company's evaluation includes its ability to meet its future contractual obligations and other conditions and events that may impact its liquidity.

The uncertainty as to Products Corporation’s ability to extend or refinance the Amended 2016 Revolving Credit Facility raised substantial doubt about the Company’s ability to continue as a going concern as of the end of the third quarter of 2020. As a result of the transactions that were completed during the fourth quarter of 2020 and the first quarter of 2021, substantial doubt about the Company’s ability to continue as a going concern no longer exists. However, the Company continues to focus on cost reduction and risk mitigation actions to address both the ongoing and prolonged impacts from the COVID-19 pandemic as well as other risks in the business environment. It expects to generate additional liquidity through continued actions related to the Revlon 2020 Restructuring Program and other cost control initiatives as well as funds provided by selling certain assets or other strategic transactions in connection with the Company's ongoing Strategic Review. If sales decline, the Company’s cost control initiatives may include reductions in discretionary spend and reductions in investments in capital and permanent displays. Management believes that its recent debt refinancing activities, along with existing cash and cash equivalents and cost control initiatives provides the Company with sufficient liquidity to meet its obligations and maintain business operations for the next twelve months.
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
In June 2016, the FASB issued ASU No. 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments," which was subsequently amended in November 2018 through ASU No. 2018-19, "Codification Improvements to Topic 326, Financial Instruments - Credit Losses." ASU No. 2016-13 will require entities to estimate lifetime expected credit losses for trade and other receivables, net investments in leases, financing receivables, debt securities and other instruments, which will result in earlier recognition of credit losses. Further, the new credit loss model will affect how entities in all industries estimate their allowance for losses for receivables that are current with respect to their payment terms. In November 2019, the FASB issued ASU No. 2019-10, which, among other things, deferred the application of the new guidance on credit losses for smaller reporting companies ("SRC") to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. This guidance will be applied through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (i.e., a modified-retrospective approach). The Company made an initial assessment of the impact of the new credit loss model and does not expect a material impact as the majority of the receivables are short-term. The Company will continue to assess the impact that this new guidance is expected to have on the Company’s results of operations, financial condition and/or financial statement disclosures.

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

Since inception and through December 31, 2021, the Company recorded pre-tax restructuring and related charges of $101.9 million in connection with RGGA, consisting primarily of (i) $76.6 million of employee severance, other personnel benefits and other costs; and (ii) $25.3 million of lease and other restructuring-related charges that were recorded within Selling, general & administrative expenses ("SG&A") and Cost of sales.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)
A summary of the RGGA charges incurred since its inception in March 2020 and through December 31, 2021 is presented in the following table:

	Restructuring Charges and Other, Net
	Employee Severance and Other Personnel Benefits	Other Costs	Total Restructuring Charges	Leases (a)	Other Related Charges (b)	Total Restructuring and Related Charges
Charges incurred through December 31, 2020	$48.6	$1.9	$50.5	$12.6	$5.7	$68.8
Charges incurred during the year ended December 31, 2021	4.1	22.0	$26.1	5.1	1.9	33.1
Cumulative charges incurred through December 31, 2021	$52.7	$23.9	$76.6	$17.7	$7.6	$101.9
(a) Lease-related charges are recorded within SG&A in the Company’s Consolidated Statement of Operations and Comprehensive Loss.
(b) Other related charges are recorded within SG&A and cost of sales in the Company’s Consolidated Statement of Operations and Comprehensive Loss.

A summary of the RGGA restructuring charges incurred since its inception in March 2020 and through December 31, 2021 by reportable segment is presented in the following table:

	Charges incurred during the year ended December 31, 2021	Cumulative charges incurred through December 31, 2021
Revlon	$7.3	$28.0
Elizabeth Arden	9.6	19.0
Portfolio	4.4	18.0
Fragrances	4.8	11.6
Total	$26.1	$76.6

Restructuring Reserve
The liability balance and related activity for each of the Company's restructuring programs are presented in the following table:

			Utilized, Net
	Liability Balance at January 1, 2021	Expense, Net	Cash	Liability Balance at December 31, 2021
RGGA:
Employee severance and other personnel benefits	$12.6	$4.1	$(14.8)	$1.9
Other	—	22.0	(22.0)	—
Total RGGA	12.6	26.1	(36.8)	1.9

Other restructuring initiatives:
Employee severance and other personnel benefits	1.2	—	(0.4)	0.8
Total restructuring reserve	$13.8	$26.1	$(37.2)	$2.7

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

				Utilized, Net
	Liability Balance at January 1, 2020	Expense, Net	Foreign Currency Translation	Cash	Liability Balance at December 31, 2020
RGGA (Previously "Revlon 2020 Restructuring Program")
Employee severance and other personnel benefits	$—	$48.6	$—	$(36.0)	$12.6
Other	—	1.9	—	(1.9)	—
Total RGGA	—	50.5	—	(37.9)	12.6

2018 Optimization Program:
Employee severance and other personnel benefits	5.7	(0.6)	—	(4.0)	1.1
Total 2018 Optimization Program	5.7	(0.6)	—	(4.0)	1.1

Other restructuring initiatives (a):
Employee severance and other personnel benefits	4.3	(0.2)	0.2	(4.2)	0.1
Total restructuring reserve	$10.0	$49.7	$0.2	$(46.1)	$13.8
(a) The balance of other restructuring initiatives primarily consists of balances outstanding under the EA Integration Restructuring Program implemented by the Company in December 2016, which was completed by December 2018. The reversal of charges and payments made during the year ended December 31, 2020 primarily related to other individually and collectively immaterial restructuring initiatives.

As of December 31, 2021 and 2020, all of the restructuring reserve balances were included within accrued expenses and other current liabilities in the Company's Consolidated Balance Sheets.

3. INVENTORIES

The Company's net inventory balances consisted of the following:

	December 31,	December 31,
	2021	2020
Finished goods	277.0	$356.7
Raw materials and supplies	125.3	97.1
Work-in-process	15.1	8.8
	$417.4	$462.6

4. PREPAID EXPENSES AND OTHER
The Company's prepaid expenses and other balances were as follows:

	December 31,
	2021	2020
Prepaid expenses	$52.3	$66.7
Taxes (a)	36.2	36.1
Other	47.5	31.6
	$136.0	$134.4

(a) Taxes for Products Corporation as of December 31, 2021 and December 31, 2020 were $32.0 million and $32.1 million, respectively.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)
5. PROPERTY, PLANT AND EQUIPMENT
The Company's property, plant and equipment, net balances consisted of the following:

	December 31,
	2021	2020
Land and improvements	$10.8	$11.4
Building and improvements	43.5	48.3
Machinery and equipment	82.2	98.7
Office furniture, fixtures and capitalized software	62.6	76.2
Leasehold improvements	18.0	21.3
Construction-in-progress	8.8	9.1
Right-of-Use assets	71.4	87.0
Property, plant and equipment and Right-of-Use assets, net	$297.3	$352.0

Depreciation and amortization expense on property, plant and equipment and right-of-use assets for the years ended December 31, 2021 and December 31, 2020 was $66.5 million and $76.3 million, respectively. Accumulated depreciation and amortization was $551.3 million and $528.9 million as of December 31, 2021 and December 31, 2020, respectively.

Leases
The Company leases facilities for executive offices, warehousing, research and development and sales operations and leases various types of equipment under operating and finance lease agreements. The majority of the Company’s real estate leases, in terms of total undiscounted payments, are located in the U.S.

Impairment Considerations
In accordance with ASC Topic 360, "Property, Plant and Equipment," and in conjunction with the performance of its annual impairment assessment, the Company considered whether indicators of impairment existed as of December 31, 2021 for its Property, Plant and Equipment ("PP&E"), including its Right-of-Use ("ROU") assets consisting of the Company's leases as described above.
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
Following its annual assessment, the Company concluded that the carrying amounts of its PP&E, including its lease ROU assets, were not impaired as of December 31, 2021.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)
The following table includes disclosure related to the ASC 842 lease standard for the periods presented, after application of the applicable practical expedients and short-term lease considerations:

	Year Ended
	December 31, 2021	December 31, 2020
Lease Cost:
Finance Lease Cost:
Amortization of ROU assets	$0.2	$0.3
Interest on lease liabilities	0.1	0.1
Operating Lease Cost	33.7	38.9
Total Lease Cost	$34.0	$39.3

Other Information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	0.1	0.1
Operating cash flows from operating leases	36.3	36.3
Financing cash flows from finance leases	0.3	0.2

	December 31, 2021	December 31, 2020
ROU assets for finance leases	0.3	0.6
ROU assets for operating leases	71.0	86.3
Accumulated amortization on ROU assets for finance leases	0.8	0.6
Accumulated amortization on ROU assets for operating leases	55.9	39.9

Weighted-average remaining lease term - finance leases	1.1 years	2.1 years
Weighted-average remaining lease term - operating leases	6.2 years	6.5 years

Weighted-average discount rate - finance leases	15.0%	15.0%
Weighted-average discount rate - operating leases	15.8%	15.8%

Maturities of lease liabilities as of December 31, 2021 were as follows:

	Operating Leases	Finance Leases
2022	$28.7	$0.3
2023	24.1	—
2024	19.4	—
2025	13.8	—
2026	12.3	—
Thereafter	40.6	—
Total undiscounted cash flows	$138.9	$0.3

Present value:
Short-term lease liability	$12.7	$0.2
Long-term lease liability	72.0	0.1
Total lease liability	$84.7	$0.3
Difference between undiscounted cash flows and discounted cash flows	$54.2	$—

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)
6. GOODWILL AND INTANGIBLE ASSETS, NET

2021 Annual Impairment Testing

For 2021, in assessing whether goodwill was impaired in connection with its annual impairment testing performed during the fourth quarter of 2021 using October 1st, 2021 carrying values, the Company, in accordance with ASC 350, performed a qualitative assessment for its Revlon reporting unit and a quantitative assessment for its (i) Elizabeth Arden Skin & Color, (ii) Elizabeth Arden Fragrances, (iii) Professional Portfolio and (iv) Fragrances reporting units. The Mass Portfolio reporting unit's goodwill was written down to nil during the first quarter of 2020.
In performing its 2021 annual qualitative goodwill assessment, the Company considered, among other factors, the financial performance of the Revlon reporting unit, expected future cash flows and the results of previous quantitative assessments of the Revlon reporting unit. Based upon such assessment, the Company determined that it was more likely than not that the fair value of its Revlon reporting unit exceeded its respective carrying amount for 2021.
In performing its 2021 quantitative goodwill assessments, the Company used the simplified approach allowed under ASU No. 2017-04 to test its (i) Elizabeth Arden Skin and Color, (ii) Elizabeth Arden Fragrances, (iii) Professional Portfolio and (iv) Fragrances reporting units for impairment. Based upon such assessment, the Company determined that it was more likely than not that the fair value of each of such aforementioned reporting units exceeded their respective carrying amounts for 2021.

Consequently, no impairment changes were recognized during the 2021 annual goodwill impairment assessment test.

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

2021 Annual Impairment Assessment Inputs and Assumptions Considerations

The above-mentioned fair values were primarily determined using a weighted average market and income approach. The income approach requires several assumptions including those regarding future sales growth, EBITDA (earnings before interest, taxes, depreciation and amortization) margins, and capital expenditures, which are the basis for the information used in the discounted cash flow model. The weighted-average cost of capital used in the income approach ranged from 8.5% to 10.0%,

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)
with a perpetual growth rate of 2%. For the market approach, the Company considered the market comparable method based upon total enterprise value multiples of other comparable publicly-traded companies.
The key assumptions used to determine the estimated fair values of the Company's reporting units for its annual assessment included the expected success of the Company's future new product launches, the Company's achievement of its expansion plans, the Company's realization of its cost reduction initiatives and other efficiency efforts, as well as certain assumptions regarding the COVID-19 pandemic's expected impact on the Company. If such plans and assumptions do not materialize as anticipated, or if there are further challenges in the business environment in which the Company's reporting units operate, a resulting change in actual results from the Company's key assumptions could have a negative impact on the estimated fair values of the reporting units, which could require the Company to recognize additional impairment charges in future reporting periods.

The inputs and assumptions utilized in the impairment analysis are classified as Level 3 inputs in the fair value hierarchy as defined in ASC Topic 820, “Fair Value Measurements.”

The following table presents the changes in goodwill by segment for the year ended December 31, 2021:

	Revlon	Portfolio	Elizabeth Arden	Fragrances	Total
Balance at January 1, 2020	$264.9	$171.1	$116.9	$120.8	$673.7
Foreign currency translation adjustment	0.5	0.3	0.1	0.1	1.0
Goodwill impairment charge(a)	—	(83.5)	(27.5)	—	(111.0)
Balance at December 31, 2020	$265.4	$87.9	$89.5	$120.9	$563.7
Foreign currency translation adjustment	(0.4)	(0.1)	(0.2)	(0.2)	(0.9)
Balance at December 31, 2021	$265.0	$87.8	$89.3	$120.7	$562.8

Cumulative goodwill impairment charges(a)					$(166.2)
(a) Amount refers to cumulative goodwill impairment charges related to impairments recognized in 2015, 2017, 2018 and 2020; nil impairment charges were recognized during the year ended December 31, 2021.

In connection with recognizing the goodwill impairment charges during 2020, the Company recognized a tax benefit of approximately $9.2 million, since a portion of the goodwill is amortizable for tax purposes.
Intangible Assets, Net
Finite-Lived Intangibles
2021 Annual Impairment Test
In accordance with ASC Topic 360, and in conjunction with the performance of its 2021 annual goodwill impairment assessment, the Company reviewed its finite-lived intangible assets for impairment.
In performing its review, the Company makes judgments about the recoverability of its purchased finite-lived intangible assets whenever events or changes in circumstances indicate that an impairment to its finite-lived intangible assets may exist. The Company also considers several indicators of impairment, including, among other factors, the following: (i) whether there exists any significant adverse change in the extent or manner in which a long-lived asset and/or asset group is being used; (ii) whether there exists any projection or forecast demonstrating losses associated with the use of a long-lived asset and/or asset group; and (iii) whether there exists a current expectation that, more likely than not, a long-lived asset and/or asset group will be sold or otherwise disposed of significantly before the end of its previously-estimated useful life. The carrying amount of a finite-lived intangible asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the finite-lived intangible asset and/or asset group and the impairment loss is measured as the amount by which the carrying amount of the finite-lived intangible asset exceeds its fair value. No impairment charges were recognized related to the carrying value of any of the Company's finite-lived intangible assets as a result of the 2021 annual impairment test.
2020 Annual and Interim Impairment Tests
No impairment charges were recognized related to the carrying value of any of the Company's finite-lived intangible assets as a result of the 2020 annual and interim impairment tests.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)
Indefinite-Lived Intangibles
2021 Annual Impairment Test
In accordance with ASC Topic 350, and in conjunction with the performance of its 2021 annual goodwill impairment assessment, the Company also quantitatively reviewed indefinite-lived intangible assets, consisting of certain trade names, using October 1, 2021 carrying values, similar to goodwill.
The Company performed quantitative and qualitative assessments of its indefinite-lived intangible assets considering, among other factors, the financial performance of certain asset groups within its reporting units and the Company's expected future cash flows. No impairment charges were recognized related to the carrying value of any of the Company's indefinite-lived intangible assets as a result of the 2021 annual impairment test.
2020 Annual and Interim Impairment Tests
In connection with the interim goodwill impairment assessment for the first and second quarters of 2020, the Company quantitatively reviewed indefinite-lived intangible assets, consisting of certain trade names, using March 31, 2020 and June 30, 2020 carrying values, respectively, similar to goodwill, in accordance with ASC Topic 350.

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

For the third and fourth quarter of 2020, in accordance with the approaches followed for the third quarter interim goodwill assessment and for the 2020 annual goodwill impairment testing, the Company performed qualitative and quantitative assessments, respectively, of its indefinite-lived intangible assets considering, among other factors, the financial performance of certain asset groups within its reporting units, the Company's revised, expected future cash flows (also as affected by COVID-19), as well as the results of the second quarter of 2021 quantitative interim analysis of indefinite-lived intangibles. No impairment charges were recognized related to the carrying value of any of the Company's indefinite-lived intangible assets as a result of these impairment assessments. Consequently, total non-cash impairment charges recorded on the Company's indefinite-lived intangible assets were $33.1 million during the year ended December 31, 2020.

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
The 2020 impairment charges were included as a separate component of operating income within the "Impairment charges" caption on the face of the Company's Consolidated Statement of Operations and Comprehensive Loss for the year ended December 31, 2020. No impairment charges were recognized related to the carrying value of any of the Company's indefinite-lived intangible assets during the year ended December 31, 2021. A summary of such impairment charges by segments is included in the following table:

	Year Ended
	December 31, 2020
	Revlon	Portfolio	Elizabeth Arden	Fragrances	Total
Indefinite-lived intangible assets	$—	$(2.5)	$(30.6)	$—	$(33.1)
Total Intangibles Impairment	$—	$(2.5)	$(30.6)	$—	$(33.1)

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)
In connection with recognizing the intangible assets impairment charges during 2020, the Company recognized a tax benefit of approximately $6.9 million.

The following tables present details of the Company's total intangible assets as of December 31, 2021 and December 31, 2020:

	December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount	Weighted-Average Useful Life (in Years)
Finite-lived intangible assets:
Trademarks and licenses	$270.8	$(142.9)	$—	$127.9	12
Customer relationships	247.2	(122.7)	—	124.5	10
Patents and internally-developed intellectual property	23.8	(17.4)	—	6.4	5
Distribution rights	31.0	(9.2)	—	21.8	13
Other	1.3	(1.3)	—	—	0
Total finite-lived intangible assets	$574.1	$(293.5)	$—	$280.6

Indefinite-lived intangible assets:
Trade names	$144.7	N/A	$(33.1)	$111.6
Total indefinite-lived intangible assets	$144.7	N/A	$(33.1)	$111.6

Total intangible assets	$718.8	$(293.5)	$(33.1)	$392.2

	December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount	Weighted-Average Useful Life (in Years)
Finite-lived intangible assets:
Trademarks and licenses	$272.8	$(128.6)	$—	$144.2	12
Customer relationships	249.9	(110.7)	—	139.2	11
Patents and internally-developed intellectual property	23.6	(15.6)	—	8.0	5
Distribution rights	31.0	(7.5)	—	23.5	14
Other	1.3	(1.3)	—	—	0
Total finite-lived intangible assets	$578.6	$(263.7)	$—	$314.9

Indefinite-lived intangible assets:
Trade names	$149.0	N/A	$(33.1)	$115.9
Total indefinite-lived intangible assets	$149.0	N/A	$(33.1)	$115.9

Total intangible assets	$727.6	$(263.7)	$(33.1)	$430.8

Amortization expense for finite-lived intangible assets was $34.4 million and $34.2 million for the year ended December 31, 2021 and 2020, respectively.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)
The following table reflects the estimated future amortization expense for each period presented, a portion of which is subject to exchange rate fluctuations, for the Company's finite-lived intangible assets as of December 31, 2021:

Estimated Amortization Expense
2022	$32.5
2023	30.8
2024	27.6
2025	26.4
2026	25.3
Thereafter	138.0
Total	$280.6

7. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

The Company's accrued expenses and other current liabilities consisted of the following:

	December 31,	December 31,
	2021	2020
Advertising, marketing and promotional costs	$113.3	$96.3
Sales returns and allowances	92.3	95.5
Taxes (a)	52.8	41.8
Compensation and related benefits	33.7	50.1
Interest	31.3	29.6
Freight and distribution costs	18.4	9.5
Professional services and insurance	28.5	18.6
Short-term lease liability	12.9	16.6
Restructuring reserve	2.7	13.8
Software	2.2	3.1
Other (b)	43.9	46.0
Total	$432.0	$420.9
(a) Accrued Taxes for Products Corporation as of December 31, 2021 and December 31, 2020 were $52.8 million and $44.8 million, respectively,
(b) Accrued Other for Products Corporation as of December 31, 2021 and December 31, 2020 were $44.0 million and $46.0 million, respectively.

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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)
8. DEBT

The table below details the Company's debt balances, net of discounts and debt issuance costs.

	December 31,	December 31,
	2021	2020
Amended 2016 Revolving Credit Facility (Tranche A) due 2024 (a)	$108.0	$136.7
SISO Term Loan Facility due 2024 (a)	126.2	—
2021 Foreign Asset-Based Term Facility due 2024 (b)	71.2	—
2020 ABL FILO Term Loans due 2023 (d)	50.0	50.0
2020 Troubled-debt-restructuring: future interest (c)	42.6	57.8
2020 BrandCo Term Loan Facility due 2025 (d)(e)	1,749.7	1,719.8
2016 Term Loan Facility: 2016 Term Loan due 2023 and 2025 (f)	867.9	874.8
2018 Foreign Asset-Based Term Facility due 2021 (g)	—	57.7
6.25% Senior Notes due 2024 (i)	426.9	425.4
Spanish Government Loan due 2025	0.2	0.3
Debt	$3,442.7	$3,322.5
Less current portion(*)	(137.2)	(217.5)
Long-term debt	$3,305.5	$3,105.0

Short-term borrowings (**)	$0.7	$2.5
(*) At December 31, 2021, the Company classified $137.2 million as its current portion of long-term debt, comprised primarily of $108.0 million of net borrowings under the Amended 2016 Revolving Credit Facility, net of debt issuance costs, $18.5 million of payments under the 2020 BrandCo Term Loan Facility due within one year and $9.2 million of payments on the 2016 Term Loan Facility due within one year. At December 31, 2020, the Company classified $217.5 million as its current portion of long-term debt, comprised primarily of $136.7 million of net borrowings under the Amended 2016 Revolving Credit Facility, net of debt issuance costs, $57.7 million of the 2018 Foreign Asset-Based Term Facility, net of debt issuance costs and debt discount, $13.7 million of payments under the 2020 BrandCo Term Facility and $9.2 million of payments on the 2016 Term Loan Facility. See below in this Note 8, "Debt," for details regarding the Company's recent debt-related transactions.
(**)The weighted average interest rate on these short-term borrowings outstanding at December 31, 2021 and 2020 was 11.4% and 11.7%, respectively.

Current Year Debt Transactions
(a) Amendment No. 8 to the Amended 2016 Revolving Credit Agreement: Tranche A - Revolving Credit Facility and Second-In, Second-Out ("SISO") Term Loan Facility
On May 7, 2021, Products Corporation entered into Amendment No. 8 to the Amended 2016 Revolving Credit Agreement (“Amendment No. 8”). Amendment No. 8, among other things, made certain amendments pursuant to which: (i) the maturity date applicable to the “Tranche A” revolving loans and SISO Term Loan Facility (as defined further below in this section within "Amendment No. 7 to the Amended 2016 Revolving Credit Agreement: Tranche A - Revolving Credit Facility and SISO Term Loan Facility") was extended from June 8, 2023 to May 7, 2024, subject to a springing maturity to the earlier of: (x) 91 days prior to the maturity of the 2016 Term Loan Facility on September 7, 2023, to the extent such term loans are then outstanding, and (y) to the extent the Company’s first-in, last-out term loans (the “2020 ABL FILO Term Loans”) are then outstanding, the earliest stated maturity of the 2020 ABL FILO Term Loans; (ii) the commitments under the “Tranche A” revolving facility were reduced from $300 million to $270 million and under the SISO Term Loan Facility were upsized from $100 million to $130 million, (iii) the financial covenant was changed from (A)(x) a minimum excess availability requirement of $20 million when the fixed charge coverage ratio is greater than 1.00x or (y) a minimum excess availability requirement of $30 million when the fixed charge coverage ratio is less than 1.00x to (B) a springing minimum fixed charge coverage ratio of 1.00x when excess availability is less than $27.5 million, (iv) certain advance rates in respect of the borrowing base under the credit agreement were increased, and (v) the perpetual cash dominion requirement was replaced with a springing cash dominion requirement triggered only when excess availability is less than $45 million. In addition, Amendment No. 8 increased the interest rate margin applicable to the “Tranche A” revolving loans to 3.75% from a range of 2.50-3.00% and decreased the LIBOR “floor” applicable thereto from 1.75% to 0.50%.

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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

Amendment No. 8 included an extinguishment, as defined by ASC 470, Debt, with the prior lenders under the Company's Tranche A Revolving Credit facility and the substitution of such lenders under the revolving credit facility with a new lender, MidCap, with which the Company had no prior loans outstanding. In connection with this transaction:

•Fees of $0.8 million paid to the old lenders that were extinguished under the Tranche A Revolving Credit facility were expensed within SG&A on the Company's Consolidated Statement of Operations and Comprehensive Loss for the year ended December 31, 2021;
•Deferred financing costs associated with the extinguished, old lenders prior to the effective date of Amendment No. 8, amounting to approximately $4.7 million, were expensed within "Amortization of debt issuance costs” on the Company's Consolidated Statement of Operations and Comprehensive Loss for the year ended December 31, 2021; and
•Fees of approximately $2.1 million paid to the new lender and third parties were recorded as deferred financing costs and are amortized in accordance with the straight-line method over the revised term of Tranche A through May 7, 2024.

The above-mentioned Amendment No. 8 also included an extinguishment and a modification of a term loan in connection with the existing SISO Term Loan Facility. More specifically, in accordance with ASC 470, Debt:

•Extinguishment accounting was applied to one existing prior lender, which is no longer involved with the SISO Term Loan Facility after Amendment No. 8. In connection with such extinguishment, deferred financing costs of approximately $1.4 million were expensed within "Amortization of debt issuance costs” on the Company's Consolidated Statement of Operations and Comprehensive Loss for the year ended December 31, 2021; and
•Modification accounting was applied to those exiting lenders for which the cash flow effect between the amount owed to them before and after the consummation of Amendment No. 8, on a present value basis, was less than 10% and, thus, the debt instruments were not considered to be substantially different. In connection with such modification, fees of approximately $0.9 million paid to the lenders were recorded as deferred financing costs and are amortized within "Amortization of debt issuance costs” (together with previously exiting deferred financing costs associated with these lenders of approximately $4.0 million), in accordance with the new effective interest rate computed over the revised term of the SISO Term Loan Facility. Additionally, approximately $0.4 million of fees paid to third parties were expensed within SG&A on the Company's Consolidated Statement of Operations and Comprehensive Loss for the year ended December 31, 2021.

(a) Amendment No. 7 to the Amended 2016 Revolving Credit Agreement: Tranche A - Revolving Credit Facility and SISO Term Loan Facility
On March 8, 2021, Products Corporation entered into Amendment No. 7 to the Amended 2016 Revolving Credit Agreement (“Amendment No. 7”). Amendment No. 7, among other things, made certain amendments pursuant to which: (i) the maturity date applicable to the “Tranche A” revolving loans under the Amended 2016 Revolving Credit Agreement was extended from September 7, 2021 to June 8, 2023; (ii) the commitments under the “Tranche A” revolving facility were reduced from $400 million to $300 million; and (iii) a new $100 million senior secured second-in, second-out term loan facility maturing June 8, 2023 (the “SISO Term Loan Facility”) was established and Products Corporation borrowed $100 million of term loans thereunder. Except as to pricing, maturity, enforcement priority and certain voting rights, the terms of the SISO Term Loan Facility are substantially consistent with the first-in, last-out “Tranche B” term loan facility under the Amended 2016 Revolving Credit Agreement, including as to guarantees and collateral.

Term loans under the SISO Term Loan Facility accrue interest at the LIBOR rate, subject to a floor of 1.75%, plus a margin of 5.75%. In addition, Amendment No. 7 increased the interest rate margin applicable to the “Tranche A” revolving loans by 0.50% to a range of 2.50% to 3.0%, depending on average excess revolving availability. Products Corporation paid certain customary fees to Citibank, N.A. and the lenders under the Amended 2016 Revolving Credit Facility in connection with Amendment No. 7.

Amendment No. 7 represented an exchange of an existing revolving credit agreement with a new revolving credit agreement with the same lenders as defined by ASC 470, Debt, under the revolving credit facility. All pre-existing unamortized deferred financing costs associated with the old revolving credit agreement of approximately $0.8 million were added to the newly incurred deferred financing costs of approximately $4.2 million and their total of approximately $5.1 million started to be amortized in accordance with the straight-line method over the term of Tranche A through June 8, 2023. Additionally, approximately $4.3 million of new deferred financing costs were incurred in connection with the SISO Term Loan Facility with the new lenders, which are amortized in accordance with the effective interest method over the term of the facility.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

(b) 2021 Foreign Asset-Based Term Facility
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

Principal and Maturity: The 2021 Foreign Asset-Based Term Facility provides for a U.S. dollar-denominated senior secured asset-based term loan facility in an aggregate principal amount of $75 million, the full amount of which was funded on the closing of the facility. On the 2021 ABTL Closing Date, approximately $7.5 million of the proceeds of the 2021 Foreign Asset-Based Term Facility were deposited in an escrow account by the ABTL Agent pending completion of certain post-closing perfection actions with respect to certain foreign real property of the guarantors constituting collateral securing the 2021 Foreign Asset-Based Term Facility. Such perfection actions were subsequently completed, and the escrowed funds were released to the ABTL Borrower. The 2021 Foreign Asset-Based Term Facility has an uncommitted incremental facility pursuant to which it may be increased from time to time by up to the amount of the borrowing base in effect at the time such incremental facility is incurred, subject to certain conditions and the agreement of the lenders providing such increase. The proceeds of the loans under the 2021 Foreign Asset-Based Term Facility were used: (i) to repay in full the obligations under the 2018 Foreign Asset-Based Term Facility (the “ABTL Refinancing”); (ii) to pay fees and expenses in connection with the 2021 Foreign Asset-Based Term Facility and the ABTL Refinancing; and (iii) for working capital and other general corporate purposes. The 2021 Foreign Asset-Based Term Facility matures on March 2, 2024, subject to a springing maturity date of August 1, 2023 if, on such date, any principal amount of loans under the 2016 Term Loan Agreement due September 7, 2023 remain outstanding.

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

The proceeds from the 2021 Foreign Asset-Based Term Facility were used to extinguish the entire amount outstanding under the 2018 Foreign Asset-Based Term Facility as of the closing date, which was due on July 9, 2021. In connection with such extinguishment, approximately $1.0 million of pre-existing unamortized deferred financing costs were expensed within "Amortization of Debt Issuance Costs" on the Company’s Consolidated Statement of Operations and Comprehensive Loss for the year ended December 31, 2021. In accordance with the terms of the 2021 Foreign Asset-Based Term Agreement, approximately $13.8 million of the proceeds from the transaction are held in escrow and are recorded within "Prepaid expenses and other assets" on the Company's Consolidated Balance Sheet as of December 31, 2021.

The Company incurred approximately $3.2 million of new debt issuance costs in connection with the closing of the 2021 Foreign Asset-Based Term Facility, which are amortized within "Amortization of debt issuance costs" in accordance with the effective interest method over the term of the facility.

(c) 2020 Troubled Debt Restructuring

As a result of the 5.75% Senior Notes Exchange Offer, and following the applicability of the Troubled Debt Restructuring guidance in ASC 470, Debt, the Company recorded $57.8 million of future interest payments. During the year ended December 31, 2021, the Company recorded $15.2 million of amortization of such future interest as an offset within "Interest expense, net" on the Company's Consolidated Statement of Operations and Comprehensive Loss.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)
Previous Years' Debt Related Transactions

(d) 5.75% Senior Notes Exchange Offer

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

The Exchange Offer with respect to the tendering holders represented a Troubled Debt Restructuring ("TDR") in accordance with ASC 470, Debt, as both criteria for a TDR were met, namely: (i) the creditors granted a concession, and (ii) the Company was experiencing financial difficulties. Since the expected future undiscounted cash flows under the New 2020 ABL FILO Term Loan and the New BrandCo Second-Lien Term Loans exchanged in the transaction are higher than the net carrying value of the original 5.75% Senior Notes remaining after any partial cash settlement (once prior loans with same lenders have also been considered, as applicable), no gain was recorded and a new effective interest rate was established based on the revised cash flows and the remaining net carrying value of the original 5.75% Senior Notes.

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

(e) 2020 BrandCo Refinancing Transactions

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

Affirmative and Negative Covenants: The 2020 BrandCo Facilities contain certain affirmative and negative covenants that, among other things, limit Products Corporation’s and its restricted subsidiaries’ ability to: (i) incur additional debt; (ii) incur liens; (iii) sell, transfer or dispose of assets; (iv) make investments; (v) make dividends and distributions on, or repurchases of, equity; (vi) make prepayments of contractually subordinated, unsecured or junior lien debt; (vii) enter into certain transactions with their affiliates; (viii) enter into sale-leaseback transactions; (ix) change their lines of business; (x) restrict dividends from their subsidiaries or restrict liens; (xi) change their fiscal year; and (xii) modify the terms of certain debt. The 2020 BrandCo Facilities also restrict distributions and other payments from the BrandCos based on certain minimum thresholds of net sales with respect to the Specified Brand Assets. The 2020 BrandCo Facilities also contain certain customary representations, warranties and events of default, including a cross default provision making it an event of default under the 2020 BrandCo Credit Agreement if there is an event of default under Products Corporation’s existing 2016 Credit Agreements, the 2021 Foreign Asset-Based Term Agreement or the indentures governing the 6.25% Senior Notes Indenture. The lenders under the 2020 BrandCo Credit Agreement may declare all outstanding loans under the 2020 BrandCo Facilities to be due and payable immediately upon an event of default. Under such circumstances, the lenders under the 2016 Credit Agreements, the 2021 Foreign Asset-Based Term Agreement, and the holders under the Senior Notes Indentures may also declare all outstanding amounts under such instruments to be due and payable immediately as a result of similar cross default or cross acceleration provisions, subject to certain exceptions and limitations described in the relevant instruments.

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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)
The aggregate principal amount outstanding under the 2020 BrandCo Term Loan Facility at December 31, 2021 was $1,873.2 million, including $846.0 million of principal rolled-up from the 2016 Term Loan Facility to the Roll-up BrandCo Facility and the Junior Roll-up BrandCo Facility.

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

(f) 2016 Term Loan Facility Extension Amendment

In connection with the closing of the 2020 BrandCo Facility on May 7, 2020, term loan lenders under the 2016 Term Loan Facility were offered the opportunity to participate at par in the 2020 BrandCo Facilities based on their holdings of term loans under the 2016 Term Loan Facility. Lenders participating in the 2020 BrandCo Facilities, as well as other consenting lenders representing, in the aggregate, a majority of the loans and commitments under the 2016 Term Loan Facility, consented to an amendment to the 2016 Term Loan Facility (the “Extension Amendment”) that, among other things, made certain modifications to the covenants thereof and extended the maturity date of certain consenting lenders’ term loans (“Extended Term Loans”) to June 30, 2025, subject to (i) the same September 7, 2023 springing maturity date of the non-extended term loans under the 2016 Term Loan Facility if, on such date, $75 million or more in aggregate principal amount of the non-extended term loans under the 2016 Term Loan Facility remains outstanding, and (ii) a springing maturity of 91 days prior to the August 1, 2024 maturity date of the 6.25% Senior Notes if, on such date, $100 million or more in aggregate principal amount of the 6.25% Senior Notes remains outstanding. The Extension Amendment became effective on the BrandCo 2020 Facilities Closing Date. As of December 31, 2020, approximately $30.6 million in aggregate principal amount of Extended Term Loans were outstanding after giving effect to the 2020 BrandCo Refinancing Transactions. The Extended Term Loans bear interest at a rate of LIBOR (with a LIBOR floor of 0.75%) plus 3.50% per annum, payable not less than quarterly in arrears in cash, consistent with the interest rate applicable to the non-extended term loans. Approximately $17.0 million of accrued interest outstanding on the 2016 Term Loan Facility was paid on the BrandCo 2020 Facilities Closing Date. As a result of such transaction, as of December 31, 2021, $844.4 million of the 2016 Term Loan Facility is scheduled to mature on the Original Maturity Date and $30.3 million is scheduled to mature on the Extended Maturity Date and, thus, the aggregate principal amount outstanding under the 2016 Term Loan Facility at December 31, 2021 was $874.7 million.

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

(g) Amendment to the 2018 Foreign Asset-Based Term Facility

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

Approximately $0.4 million of amendment fees paid to the lenders under 2018 Foreign Asset-Based Term Facility were capitalized and are amortized to interest expense, together with any unamortized debt issuance costs outstanding prior to the amendment. The 2018 Foreign Asset-Based Term Facility was a euro-denominated senior secured asset-based term loan facility that various, mostly foreign subsidiaries of Products Corporation entered into on July 9, 2018 and which was scheduled to mature on July 9, 2021. As of December 31, 2020, there was the Euro equivalent of $59.2 million aggregate principal outstanding under the 2018 Foreign Asset-Based Term Facility, reflecting a repayment of €28.5 million made during the quarter ended June 30, 2020. The 2018 Foreign Asset-Based Term Facility was subsequently repaid and refinanced in full by the 2021 Foreign Asset-Based Term Facility.

(a) Amendments to the 2016 Revolving Credit Facility Agreement
On October 23, 2020 (the “Amendment No. 5 Effective Date”), Products Corporation entered into Amendment No. 5 (“Amendment No. 5”) to its Asset-Based Revolving Credit Agreement, dated as of September 7, 2016 (as amended from time to time, the “Amended 2016 Revolving Credit Agreement”, and the revolving credit facility thereunder, the “Amended 2016 Revolving Credit Facility”; the Amended 2016 Revolving Credit Agreement, together with the 2016 Credit Agreement, the “2016 Credit Agreements”).

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

Total borrowings at face amount under Tranche A and Tranche B of the Amended 2016 Revolving Credit Facility at December 31, 2021 were $109.6 million and $50.0 million, respectively.

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

Upon the closing of the 2021 Asset-Based Term Facility on March 2, 2021 without the participation of M&F as a lender, M&F’s commitment in respect of the New European ABL FILO Facility under the 2020 Restated Line of Credit Facility terminated in accordance with its terms.

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

2019 Term Loan Facility

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

2019 Senior Line of Credit Facility Agreement

The 2019 Senior Unsecured Line of Credit Agreement was obtained in June 2019 from MacAndrews & Forbes Group, LLC, and provides Products Corporation with a $30 million senior unsecured line of credit, which facility allowed Products Corporation to request loans thereunder and to use the proceeds of such loans for working capital and other general corporate purposes until the facility matured. In November 2019, Products Corporation and MacAndrews & Forbes Group, LLC entered into the Amended and Restated 2019 Senior Unsecured Line of Credit Agreement (the “Amended 2019 Senior Line of Credit Agreement”) to extend the maturity of such facility by 1-year, expiring December 31, 2020 (the "Amended 2019 Senior Line of Credit Facility"). As of December 31, 2019 and as of the November 7, 2019 extension date, there were no borrowings outstanding or repayments under the Amended 2019 Senior Line of Credit Facility. Any loans outstanding under the Amended 2019 Senior Line of Credit Facility would bear interest at an annual rate of 8%, payable quarterly in arrears in cash. Products Corporation may, at its option, prepay any borrowings under the Amended 2019 Senior Line of Credit Facility, in whole or in part (together with accrued and unpaid interest), at any time prior to maturity, without premium or penalty. Products Corporation was required to repay any outstanding loans under the Amended 2019 Senior Line of Credit Facility, together with accrued interest thereon, if for any reason Products Corporation or any of its subsidiaries had available unrestricted cash that Products Corporation determined, in its reasonable judgment, was not required to run their operations in the ordinary course of business, provided that such repayment would not result in material adverse tax consequences. The Amended 2019 Senior Line of Credit Agreement included customary events of default, including a cross default provision making it an event of default under the Amended 2019 Senior Line of Credit Agreement if there exists and continues an event default under Products Corporation’s 2016 Credit Agreements, the 2018 Foreign Asset-Based Term Agreement, the 2019 Term Loan Agreement or the 6.25% Senior Notes Indenture. If any such event of default occurred, MacAndrews & Forbes Group, LLC could declare all outstanding loans under the Amended 2019 Senior Line of Credit Facility to be due and payable immediately.

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

The 2018 Foreign Asset-Based Term Facility provided for a euro-denominated senior secured asset-based term loan facility in an aggregate principal amount of €77 million, the full amount of which was funded on the closing of the facility in July 2018. The proceeds of the loans under the 2018 Foreign Asset-Based Term Facility were used for working capital and other general corporate purposes. The 2018 Foreign Asset-Based Term Facility was scheduled to mature on July 9, 2021.

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

The 2018 Foreign Asset Based Term Facility was subsequently refinanced and replaced in its entirety by the 2021 Foreign Asset-Based Term Facility.

2016 Term Loan Facility

Principal and Maturity: On the Elizabeth Arden Acquisition Date, Products Corporation entered into the 2016 Term Loan Agreement, for which Citibank, N.A. acts as administrative and collateral agent and which has an initial aggregate principal amount of $1.8 billion and matures on September 7, 2023. The loans under the 2016 Term Loan Facility were borrowed at an original issue discount of 0.5% to their principal amount. The 2016 Term Loan Facility may be increased by an amount equal to the sum of (x) the greater of $450 million and 90% of Products Corporation’s pro forma consolidated EBITDA, plus (y) an unlimited amount to the extent that (1) the first lien leverage ratio (defined as the ratio of Products Corporation’s net senior secured funded debt that is not junior or subordinated to the liens of the Senior Facilities to EBITDA) is less than or equal to 3.5 to 1.0 (for debt secured pari passu with the 2016 Term Loan Facility) or (2) the secured leverage ratio (defined as the ratio of Products Corporation’s net senior secured funded debt to EBITDA) is less than or equal to 4.25 to 1.0 (for junior lien or

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)
unsecured debt), plus (z) up to an additional $400 million if the 2016 Revolving Credit Facility has been repaid and terminated. The aggregate principal amount outstanding under the 2016 Term Loan Facility at December 31, 2021 was $874.7 million.

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
Facility was paid on the BrandCo 2020 Facilities Closing Date. The aggregate principal amount of non-extended term loans under the 2016 Term Loan Facility as of December 31, 2021 was approximately $$844.4 million.

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

Ranking: The 6.25% Senior Notes are Products Corporation’s senior, unsubordinated and unsecured obligations, ranking: (i) pari passu in right of payment with all of Products Corporation’s existing and future senior unsecured indebtedness; (ii) senior in right of payment to all of Products Corporation’s and the 6.25% Senior Notes Guarantors’ future subordinated indebtedness; and (iii) effectively junior to all of Products Corporation’s and the 6.25% Senior Notes Guarantors’ existing and future senior secured indebtedness, including indebtedness under Products Corporation’s 2016 Senior Credit Facilities and the 2019 Term Loan Facility, to the extent of the value of the assets securing such indebtedness. The 6.25% Senior Notes and the 6.25% Senior Notes Guarantees are: (i) structurally subordinated to all of the liabilities and preferred stock of any of the Company’s subsidiaries that do not guarantee the 6.25% Senior Notes; and (ii) pari passu in right of payment with liabilities of the 6.25% Senior Notes Guarantors other than expressly subordinated indebtedness. The 6.25% Senior Notes and the 6.25% Senior Notes Guarantees rank effectively junior to indebtedness and preferred stock of Products Corporation’s foreign and immaterial subsidiaries (including the 2021 Foreign Asset-Based Term Facility) (the "6.25% Senior Notes Non-Guarantor Subsidiaries"), none of which guarantee the 6.25% Senior Notes.

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

Under the BrandCo TSA, Supporting BrandCo Lenders agreed to take certain actions to facilitate the Exchange Offer and Consent Solicitation, including, among other things: (i) consenting to amendments to the 2020 BrandCo Term Loan Facility to permit the exchange of Existing 5.75% Senior Notes for, among other things, the New BrandCo Second-Lien Term Loans under the 2020 BrandCo Term Loan Facility as contemplated by the Offering Memorandum and the payment of the BrandCo Support and Consent Consideration and (ii) consenting to other amendments to the 2020 BrandCo Term Loan Facility and the Amended 2016 Revolving Credit Facility to permit the Exchange Offer and Consent Solicitation to be completed as contemplated by the Offering Memorandum. In connection with such amendments, Products Corporation agreed to provide, among other things, $10.0 million aggregate principal amount of New BrandCo Second-Lien Term Loans to one of the Supporting BrandCo Lenders in exchange for $18.7 million aggregate principal amount of Products Corporation’s 6.25% Senior Notes held by such Supporting BrandCo Lender as consideration upon the successful consummation of the Exchange Offer: The aggregate principal amount outstanding under the 6.25% Senior Notes at December 31, 2021 was $431.3 million.

Covenants

Products Corporation was in compliance with all applicable covenants under the 2020 BrandCo Credit Agreement, 2016 Credit Agreements, the 2021 Foreign Asset-Based Term Agreement, as well as with all applicable covenants under its 6.25% Senior Notes Indenture, in each case as of December 31, 2021. At December 31, 2021, the aggregate principal amounts outstanding and availability under Products Corporation’s various revolving credit facilities were as follows:

	Commitment	Borrowing Base	Aggregate principal amount outstanding at December 31, 2021	Availability at December 31, 2021 (a)
Tranche A Revolving Credit Facility	$270.0	$182.0	$109.6	$72.4
SISO Term Loan Facility	130.0	130.0	130.0	—
2020 ABL FILO Term Loans	50.0	48.0	50.0	—
(a) Availability as of December 31, 2021 is based upon the Tranche A Revolving borrowing base then in effect under Amendment No.8 to the Amended 2016 Revolving Credit Facility of $182.0 million which includes a $2.0 million reserve for the shortfall of the borrowing base that supports the 2020 ABL FILO Term Loan compared to the corresponding aggregate principal amount outstanding of $50 million), less $109.6 million then drawn.

The Company’s foreign subsidiaries held $97.2 million out of the Company's total $102.4 million in cash and cash equivalents as of December 31, 2021. While the cash held by the Company’s foreign subsidiaries is primarily used to fund their operations, the Company regularly assesses its global cash needs and the available sources of cash to fund these needs, which regularly includes repatriating foreign-held cash to settle historical intercompany loans and other intercompany payables.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)
Long-Term Debt Maturities

The aggregate amounts of contractual long-term debt maturities at December 31, 2021 in the years 2022 through 2025 and thereafter are as follows:

Years Ended December 31,	Long-Term Debt Maturities
2022	$137.4	(a)
2023	904.4	(b)
2024	655.2	(c)
2025	1,847.1	(d)
Thereafter	—
Total long-term debt	3,544.1
Discounts and deferred finance charges	(101.4)
Total long-term debt, net of discounts and deferred finance charges	$3,442.7
(a) Amount consists primarily of: (i) $109.6 million aggregate principal amount outstanding at December 31, 2021 under the Amended 2016 Revolving Credit Facility (Tranche A) due 2024; (ii) $18.5 million of quarterly amortization payments due in 2022 under the 2020 BrandCo Facility; and (iii) $9.2 million of quarterly amortization payments due under the 2016 Term Loan Facility during 2022.
(b) Amount consists primarily of: (i) $835.5 million aggregate principal amount outstanding at December 31, 2021 under the 2016 Term Loan Facility due in 2023; (ii) $50.0 million aggregate principal amount outstanding at December 31, 2021 under the 2020 New ABL FILO Term Loans due in 2023 and (iii) $18.5 million of quarterly amortization payments due in 2023 under the 2020 BrandCo Facility.
(c) Amount consists primarily of: (i) $431.3 million aggregate principal amount outstanding at December 31, 2021 under the 6.25% Senior Notes, which are scheduled to mature in August 2024; (ii) $130.0 million aggregate principal amount outstanding at December 31, 2021 under the 2021 SISO Term Loan Facility due 2024; (iii) $75.0 million aggregate principal amount outstanding at December 31, 2021 under the 2021 Foreign Asset-Based Term Facility due 2023 and (iv) $18.5 million of quarterly amortization payments due in 2023 under the 2020 BrandCo Facility.
(d) Amount consists primarily of: (i) $1,817.7 million aggregate principal amount outstanding at December 31, 2021 under the 2020 BrandCo Facility; and (ii) $29.4 million remaining aggregate principal amount outstanding at December 31, 2021 under the 2016 Term Loan Facility due in 2025.
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
As of both December 31, 2021 and December 31, 2020, the Company did not have any financial assets and liabilities that were required to be measured at fair value.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)
As of December 31, 2021, the fair value and carrying value of the Company’s long-term debt, including the current portion of long-term debt, are categorized in the table below:

	December 31, 2021
	Fair Value
	Level 1	Level 2	Level 3	Total	Carrying Value
Liabilities:
Long-term debt, including current portion(a)	$—	$2,864.0	$—	$2,864.0	$3,442.7

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

10. FINANCIAL INSTRUMENTS

Letters of Credit

Products Corporation maintains standby and trade letters of credit for various corporate purposes under which Products Corporation is obligated, of which $8.4 million and $7.8 million (including amounts available under credit agreements in effect at that time) were maintained as of December 31, 2021 and December 31, 2020, respectively. Included in these amounts are approximately $6.1 million and $5.3 million in standby letters of credit that primarily support Products Corporation’s workers compensation, general liability and automobile insurance programs, in each case as outstanding as of December 31, 2021 and December 31, 2020, respectively. At December 31, 2021 and December 31, 2020, respectively, all of the outstanding letters of credit were collateralized with a deposit of cash at the issuing financial institution. The estimated liability under such programs is accrued by Products Corporation.

11. PENSION AND POST-RETIREMENT BENEFITS

Savings Plan:

The Company offers a qualified defined contribution plan for its U.S.-based employees, the Revlon Employees' Savings, Investment and Profit Sharing Plan (as amended, the "Savings Plan"), which allows eligible participants to contribute up to 25%, and highly compensated participants to contribute up to 12%, of eligible compensation through payroll deductions, subject to certain annual dollar limitations imposed by the Internal Revenue Service (the "IRS"). The Company matches employee contributions at fifty cents for each dollar contributed up to the first 6% of eligible compensation. The Company made cash matching contributions to the Savings Plan of $3.7 million and $1.4 million during 2021 and 2020, respectively. The Company also offers a non-qualified defined contribution plan (the "Excess Savings Plan") providing benefits for certain U.S. employees who are in excess of IRS limitations. These non-qualified defined contribution benefits are funded from the Company's general assets. Beginning January 1, 2022, the following changes are in effect: (i) the Company will match employee contributions at $1 dollar for each dollar contributed up to the first 6% of eligible compensation; (ii) highly compensated participants may contribute up to 25% of eligible compensation through payroll deductions to the Savings Plan; and (iii) highly compensated participants may contribute up to 12% to the Excess Saving Plan when the maximum contributions to the Savings Plan have been met.

The Company’s qualified and non-qualified defined contribution savings plans for its U.S.-based employees contain a discretionary profit-sharing component that enables the Company, should it elect to do so, to make discretionary profit-sharing

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)
contributions. For 2021, the Company made discretionary profit-sharing contributions to the Savings Plan and Excess Savings Plan of $5.4 million of which $4.0 million was paid in 2021 and $1.4 million was paid in January 2022, or up to 3% of eligible compensation, which was credited on a quarterly basis. For 2020, the Company did not make discretionary profit-sharing contributions to the Savings Plan and Excess Savings Plan. Effective January 1, 2022, the Company will no longer make discretionary profit-sharing contributions to the Savings Plan and Excess Savings Plan.

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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)
The following table provides an aggregate reconciliation of the projected benefit obligations, plan assets, funded status and amounts recognized in the Company’s Consolidated Financial Statements related to the Company's significant pension and other post-retirement benefit plans:

	Pension Plans		Other Post-Retirement Benefit Plans
	December 31,
	2021	2020	2021	2020
Change in Benefit Obligation:
Benefit obligation - beginning of year	$(666.5)	$(629.7)	$(14.5)	$(13.4)
Service cost	(1.4)	(1.7)	—	—
Interest cost	(9.1)	(15.0)	(0.2)	(0.3)
Actuarial (loss) gain	23.1	(65.8)	1.6	(1.5)
Settlement and Curtailment gain	2.6	5.5	—	—
Benefits paid	42.1	44.0	0.7	0.7
Plan Amendments	(1.0)	0.2	—	—
Plan participant contributions	(0.3)	(0.5)	—	—
Foreign currency translation adjustments	1.2	(3.5)	—	—
Benefit obligation - end of year	$(609.3)	$(666.5)	$(12.4)	$(14.5)
Change in Plan Assets:
Fair value of plan assets - beginning of year	$463.0	$462.4	$—	$—
Actual return (loss) on plan assets	33.9	35.9	—	—
Employer contributions	21.8	9.1	0.7	0.7
Settlement gain	(2.1)	(4.1)	—	—
Benefits paid	(42.1)	(44.0)	(0.7)	(0.7)
Plan participant contributions	0.3	0.5	—	—
Foreign currency translation adjustments	(0.8)	3.2	—	—
Fair value of plan assets - end of year	$474.0	$463.0	$—	$—
Unfunded status of plans at December 31, 2021	$(135.3)	$(203.5)	$(12.4)	$(14.5)

With respect to the Company's pension plans and other post-retirement benefit plans, amounts recognized in the Company’s Consolidated Balance Sheets at December 31, 2021 and 2020 consisted of the following:

	Pension Plans		Other Post-Retirement Benefit Plans
	December 31,
	2021	2020	2021	2020
Other long-term assets	$6.8	$1.3	$—	$—
Accrued expenses and other	(6.3)	(6.2)	(0.9)	(0.7)
Pension and other post-retirement benefit liabilities	(135.8)	(198.6)	(11.5)	(13.8)
Total liability	$(135.3)	$(203.5)	$(12.4)	$(14.5)

Accumulated other comprehensive loss, gross	$257.6	$307.5	$2.9	$5.1
Income tax benefit	(50.3)	(50.6)	(1.1)	(0.9)
Portion allocated to Revlon Holdings	(0.9)	(0.8)	0.4	0.2
Accumulated other comprehensive loss, net	$206.4	$256.1	$2.2	$4.4

With respect to the above accrued expenses and other, the Company has recorded receivables from affiliates of $2.0 million and $2.2 million at December 31, 2021 and 2020, respectively, relating to pension plan liabilities retained by such affiliates.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)
The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the Company's pension plans are as follows:

	December 31,
	2021	2020
Projected benefit obligation	$609.3	$666.5
Accumulated benefit obligation	607.0	663.6
Fair value of plan assets	474.0	463.0

The $57.2 million decrease in the Company’s projected pension benefit obligation at December 31, 2021 as compared to December 31, 2020, is primarily due to the increase in the discount rates, which had the effect of decreasing the Company’s projected pension benefit obligation by approximately $25.0 million.

Net Periodic Benefit Cost

The components of net periodic benefit costs for the Company's pension and the other post-retirement benefit plans for the year ended December 31, 2021 and 2020, respectively, were as follows:

	Pension Plans		Other Post-Retirement Benefit Plans
	Year Ended December 31,
	2021	2020	2021	2020
Net periodic benefit costs:
Service cost	$1.4	$1.7	$—	$—
Interest cost	9.1	15.0	0.2	0.3
Expected return on plan assets	(19.7)	(22.8)	—	—
Amortization of actuarial loss	13.3	11.0	0.6	0.4
Curtailment and Settlement gain	—	(1.5)	—	—
Total net periodic benefit costs prior to allocation	$4.1	$3.4	$0.8	$0.7
Portion allocated to Revlon Holdings	(0.1)	(0.1)	—	—
Total net periodic benefit costs	$4.0	$3.3	$0.8	$0.7

In the year ended December 31, 2021, the Company recognized net periodic benefit cost of $4.8 million, compared to net periodic benefit cost of $4.0 million in the year ended December 31, 2020, primarily due to higher expected return on plan assets in 2020, higher amortization of actuarial loss in 2021 and curtailment and settlement gains in 2020, partially offset by lower interest cost in 2021.

Net periodic benefit costs are reflected in the Company's Consolidated Financial Statements as follows for the periods presented:

	Year Ended December 31,
	2021	2020
Net periodic benefit costs:
Selling, general and administrative expense	$1.4	$1.7
Miscellaneous, net	3.4	2.3
Total net periodic benefit costs	$4.8	$4.0

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)
Amounts recognized in accumulated other comprehensive loss at December 31, 2021 with respect to the Company’s pension plans and other post-retirement plans, which have not yet been recognized as a component of net periodic benefit cost, were as follows:

	Pension Benefits	Post-Retirement Benefits	Total
	2021
Net actuarial loss	$255.7	$2.9	$258.6
Prior service cost	1.9	—	1.9
Accumulated Other Comprehensive Loss, Gross	257.6	2.9	260.5
Income tax benefit	(50.3)	(1.1)	(51.4)
Portion allocated (to) from Revlon Holdings	(0.9)	0.4	(0.5)
Accumulated Other Comprehensive Loss, Net	$206.4	$2.2	$208.6

	Pension Benefits	Post-Retirement Benefits	Total
	2020
Net actuarial loss	$306.6	$5.1	$311.7
Prior service cost	0.9	—	0.9
Accumulated Other Comprehensive Loss, Gross	307.5	5.1	312.6

Pension Plan Assumptions:
The following weighted average assumptions were used to determine the Company’s projected benefit obligation of the Company’s U.S. and International pension plans at the end of the respective years:

	U.S. Plans		International Plans
	2021	2020	2021	2020
Discount rate	2.59%	2.18%	1.74%	1.33%
Rate of future compensation increases	N/A	N/A	1.81%	1.81%

The following weighted average assumptions were used to determine the Company’s net periodic benefit (income) cost of the Company’s U.S. and International pension plans during the respective years:

	U.S. Plans		International Plans
	2021	2020	2021	2020
Discount rate	2.18%	3.01%	1.33%	1.81%
Expected long-term return on plan assets	4.50%	5.50%	3.46%	3.39%
Rate of future compensation increases	N/A	N/A	1.81%	2.02%

The Company uses the "full yield curve" method to calculate the service and interest components of net periodic benefit cost for the Company's pension and other post-retirement benefits. Under the "full yield curve" method, the discount rate assumption was built through the application of specific spot rates along the yield curve used in the determination of the benefit obligation to the relevant projected cash flows for each of the Company's pension and other post-retirement plans.
In selecting its expected long-term rate of return on its pension plan assets, the Company considers a number of factors, including, without limitation, recent and historical performance of pension plan assets, the pension plan portfolios' asset allocations over a variety of time periods compared with third-party studies, the performance of the capital markets in recent years and other factors, as well as advice from various third parties, such as the pension plans' advisors, investment managers and actuaries. While the Company considered both the recent performance and the historical performance of pension plan assets, the Company’s assumptions are based primarily on its estimates of long-term, prospective rates of return. Using the aforementioned methodologies, the Company selected a 4.50% and 3.46% weighted-average long-term rate of return on plan assets assumption during 2021 for the U.S. and International pension plans, respectively. Differences between actual and expected asset returns are recognized in the net periodic benefit cost over the remaining service period of the active participating employees.

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
The Company’s U.S. and International pension plans have target asset allocation ranges that are intended to be flexible guidelines for allocating the plans’ assets among various classes of assets. These target ranges are reviewed periodically and considered for readjustment when an asset class weighting is outside of its target range (recognizing that these are flexible target ranges that may vary from time-to-time) with the objective of meeting or exceeding the expected long-term rate of return on plan assets assumption, weighed against a reasonable risk level. The target ranges per asset class in effect for 2021 were as follows:

Target Ranges
	U.S. Plans	International Plans
Asset Class:
Common and preferred stock	0% - 10%	—
Mutual funds	15% - 35%	—
Fixed income securities	0% - 20%	—
Common and collective funds	50% - 75%	100%
Hedge funds	0% - 15%	—
Cash and other investments	0% - 10%	—

Fair Value of Pension Plan Assets:

The following table presents information on the fair value of the Company's U.S. and International pension plan assets at December 31, 2021 and 2020:

	U.S. Plans		International Plans
	2021	2020	2021	2020
Fair value of plan assets	$391.7	$377.6	$82.3	$85.4

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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)
The fair values of the assets within the Company's U.S. and International pension plans at December 31, 2021 by asset category were as follows:

		Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
	Total	Level 1	Level 2	Level 3
Mutual Funds (a):
Corporate Bonds	21.9	21.9	—	—
Government Bonds	25.4	25.4	—	—
U.S. Large Cap Equity	0.7	0.7	—	—
International Equities	15.8	15.8	—	—
Emerging Markets International Equity	2.8	2.8	—	—
U.S. Small/Mid Cap Equity	0.6	0.6	—	—
Cash and Cash Equivalents	0.3	0.3	—	—
Other (b)	1.2	1.2	—	—
Fixed Income Securities:
Government Bonds	85.9	—	85.9	—
Common and Collective Funds (a):
Corporate Bonds	27.5	15.8	11.7	—
Government Bonds	42.1	5.1	37.0	—
U.S. Large Cap Equity	98.4	91.9	6.5	—
U.S. Small/Mid Cap Equity	19.4	19.4	—	—
International Equities	74.8	3.3	71.5	—
Emerging Markets International Equity	27.5	20.4	7.1	—
Cash and Cash Equivalents	2.8	2.8	—	—
Other (b)	(0.4)	—	(0.4)	—
Cash and Cash Equivalents	7.6	7.6	—	—
Total Plan Assets in the fair value hierarchy	$454.3	$235.0	$219.3	—

Investments measured at Net Asset Value (c)
Common and Collective Funds	19.7
Hedge Funds	—
Total Plan Assets measured at Net Asset Value	$19.7

Total Plan Assets at Fair Value	$474.0	$235.0	$219.3	—

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

There were no transfers into or out of Level 3 assets in the Company's U.S. and International pension plan's fair value hierarchy during 2021 or 2020.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)
Estimated Future Benefit Payments:

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid out of the Company’s pension and other post-retirement benefit plans:

	Total Pension Benefits	Total Other Benefits
2022	$47.4	$1.4
2023	$43.6	$1.3
2024	$41.3	$1.2
2025	$40.4	$1.2
2026	$39.0	$1.1
Years 2027 to 2031	$180.8	$4.3

Contributions:
The Company’s intent is to fund at least the minimum contributions required to meet applicable federal employee benefit laws and local laws, or to directly pay benefit payments where appropriate. During the year ended December 31, 2021, $21.8 million and $0.7 million were contributed to the Company’s pension plans and other post-retirement benefit plans, respectively. During 2022, the Company expects to contribute approximately $8.1 million in the aggregate to its pension and other post-retirement benefit plans.
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

12. STOCK COMPENSATION PLAN
Revlon maintains the Fourth Amended and Restated Revlon, Inc. Stock Plan (as amended, the "Stock Plan"), which provides for awards of stock options, stock appreciation rights, restricted or unrestricted stock and restricted stock units ("RSUs") to eligible employees and directors of Revlon and its affiliates, including Products Corporation. On June 3, 2021 Revlon’s stockholders approved an amendment to the Stock Plan to reserve an additional 2,000,000 shares and extend the term until August 2030. An aggregate of 8,565,000 shares were reserved for issuance as Awards under the Stock Plan, of which there remained approximately 2.7 million shares available for grant as of December 31, 2021. In July 2014, the Stock Plan was amended to renew the Stock Plan for a 7-year renewal term expiring on April 14, 2021. In September 2019 the Stock Plan was amended in connection with the 2019 TIP, described below, to: (1) allow the Compensation Committee to delegate to Revlon’s Chief Executive Officer the authority to grant RSUs to the Company’s employees, other than its officers who are subject to Section 16 of the Securities Exchange Act of 1934, as amended (i.e., the Company’s Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer & Controller); (2) allow for accelerated vesting of equity awards upon a termination without cause; (3) change the minimum vesting period for specified equity awards from 3 years to 2 years; and (4) to increase by 250,000 shares the number of shares of Revlon common stock that are not subject to the Stock Plan’s minimum vesting requirements.

Stock options:

Non-qualified stock options granted under the Stock Plan, if granted, are granted at prices that equal or exceed the fair market value of Class A Common Stock on the grant date and have a term of 7 years. Option grants generally vest over service periods that range from 1 year to 4 years.
At December 31, 2021 and 2020, there were no options exercisable under the Stock Plan and there was no stock option activity for 2021 and 2020.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)
Restricted stock awards and restricted stock units:

A summary of the restricted stock and RSU activity for each of 2021 and 2020 is presented in the following table:

	Restricted Stock and RSUs (000's)	Weighted Average Grant Date Fair Value Per Share
Outstanding at January 1, 2020	2,021.6	20.93
Granted(a)	1,065.3	14.91
Vested(b)	(494.7)	20.52
Forfeited(a)	(793.3)	20.00
Outstanding at December 31, 2020	1,798.9	17.89
Granted(a)	1,782.2	10.72
Vested(b)	(519.0)	18.61
Forfeited	(519.6)	16.15
Outstanding at December 31, 2021	2,542.5	13.07

(a) The 2020 grants include nil restricted stock awards and 1,065,319 RSUs, the latter granted pursuant to the Long-Term Incentive Program and the 2019 Transaction Incentive Program under the Stock Plan, as discussed below. The 2021 grants include 20,442 restricted stock awards and 1,761,779 RSUs, the latter granted pursuant to the Long-Term Incentive Program and the 2019 Transaction Incentive Program under the Stock Plan, as discussed below.
(b) Of the amounts that vested during 2021 and 2020, 218,757 and 148,620 shares, respectively, were withheld by the Company to satisfy certain grantees’ minimum withholding tax requirements, which withheld shares became Revlon treasury stock and are not sold on the open market. (See discussion under "Treasury Stock" in Note 15, "Stockholders' Deficiency").

The Company recognizes non-cash compensation expense related to restricted stock awards and RSUs under the Stock Plan using the straight-line method over the remaining service period. The Company recorded compensation expense under the Stock Plan of $14.0 million and $10.4 million during 2021 and 2020, respectively. The 2021 total compensation expense consisted of $0.6 million related to restricted stock awards and $1.1 million and $12.3 million related to the Revlon 2019 Transaction Incentive Program and the Long-Term Incentive Program, respectively, discussed below. The total fair value of restricted stock and RSUs that vested during 2021 and 2020 was $9.7 million and $10.2 million, respectively. The deferred stock-based compensation balance related to restricted stock awards was $23.3 million at December 31, 2021. Of this balance, $1.4 million related to restricted stock awards and $21.9 million related to RSUs granted under the Revlon 2019 Transaction Incentive Program and the Long-Term Incentive Program, and they will be amortized ratably to compensation expense over a weighted-average remaining vesting period of 1.12 years.
The Stock Plan allows for awards of restricted stock and RSUs to employees and directors of Revlon and its affiliates, including Products Corporation. The restricted stock awards granted under the Stock Plan vest over service periods that generally range from 2 years to 5 years. The Company granted 20,442 shares of restricted stock to certain executives during 2021, which vests ratably over a 12-month period, with the first tranche of such grants having vested in May 2021. The Company granted no shares of restricted stock to certain executives during 2020.

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

Each Tier 1 participant’s 2019 TIP award is payable two-thirds in cash and one-third in RSUs vesting in 50% tranches on each of December 31, 2020 and December 31, 2021, while Tier 2 awards are payable 100% in cash in one lump-sum on December 31, 2020, in each case subject to certain earlier vesting for a change of control or termination of employment without cause, as described below. As of September 5, 2019, the Company approved a total of 206,812 time-based RSUs under Tier 1 of the 2019 TIP, which are scheduled to vest in equivalent amounts on each of December 31, 2020 and December 31, 2021, subject to continued employment (the “2019 TIP RSUs”). The Company granted approximately 78,000 TIP awards during 2021, with both a cash component and RSU component, all pursuant to the Stock Plan. These TIP awards are 100% time-based and vests as follows: 50% in June 2022; 50% in June 2023. The awards are subject to continued employment through the respective vesting dates. As of December 31, 2021, a total of 74,597 time-based RSUs under Tier 1 of the 2019 TIP had been

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)
granted and are outstanding. The Company’s President and Chief Executive Officer declined an award under the retention program and will receive a transaction bonus only if the Company completes a transaction. See the roll-forward table in the following sections of this Note 12 for activity related to the year ended December 31, 2021.

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

The 2019 TIP also provides for the following cash-based awards payable to certain employees, subject to continued employment through the respective vesting dates: (i) Tier 1 - $6.8 million payable in two equal installments as of December 31, 2020 and December 31, 2021; and (ii) Tier 2 - $2.5 million payable in one installment as of December 31, 2020. Such cash-based awards follow the Special Vesting Rules following a termination without cause or due to death or disability. Since inception in 2019 and through December 31, 2021, the Company granted $3.9 million, net of forfeitures, under Tier 1, of which $1.4 million was amortized over the period from the grant date to December 31, 2021. Since inception in 2019 and through December 31, 2021, $2.1 million cash-based awards, net of forfeitures, under Tier 2, was amortized over the period from the grant date to December 31, 2020. The total amount amortized for these cash-based awards since the program's inception and through December 31, 2021 is approximately $7.5 million, of which $2.1 million were recorded during the year ended December 31, 2021, within "Acquisition, integration and divestiture costs" in the Company's Consolidated Statements of Operations and Comprehensive Loss.

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
During 2021, the Company granted approximately 1.7 million time-based RSU awards under the Stock Plan (the "2021 LTIP RSUs") to certain employees. The 2021 LTIP RSUs are 100% time-based and vests as follows: 50% in March 2022; 25% in March 2023; 25% in March 2024.

Acceleration of Vesting
Under the aforementioned provisions for acceleration of vesting, as of December 31, 2021 and since the time these provisions became effective in September 2019, 57,763 LTIP RSUs and 47,743 2019 TIP Tier 1 RSUs were vested on an accelerated basis due to involuntary terminations, resulting in accelerated amortization of approximately $2.0 million. In addition, since the time these provisions became effective in September 2019 and through December 31, 2021 under the same accelerated vesting provisions, the Company also recorded approximately $1.8 million of accelerated amortization in connection with the cash portion of the 2019 TIP Tier 1 and Tier 2 awards that were vested on an accelerated basis due to involuntary terminations. Approximately $0.2 million in accelerated amortization was recorded in connection with the cash portion of the 2019 TIP Tier 1 awards during the year ended December 31, 2021. See the roll-forward table in the following sections of this Note 12 for activity related to the year ended December 31, 2021.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)
During the year ended December 31, 2021, the activity related to time-based and performance-based RSUs previously granted to eligible employees and the grant date fair value per share related to these RSUs were as follows under the LTIP and 2019 TIP programs, respectively:

	Time-Based LTIP		Performance-Based LTIP
	RSUs (000's)	Weighted-Average Grant Date Fair Value per RSU	RSUs (000's)	Weighted-Average Grant Date Fair Value per RSU
Outstanding as of December 31, 2020
2019 TIP RSUs (a)	58.8	$15.95	n/a	$—
LTIP RSUs:
2020	496.5	14.96	462.9	14.96
2019	169.3	22.55	255.3	22.55
2018	66.4	19.40	215.9	19.42
Total LTIP RSUs	732.2		934.1
Total LTIP and TIP RSUs Outstanding as of December 31, 2020	791.0		934.1
Granted
2019 TIP RSUs Granted (a)	80.1	13.11	n/a	—
LTIP RSUs:
2021	1,681.7	10.59	—	—
2020	—	—	—	—
2019	—	—	—	—
2018	—	—	—	—
Total LTIP RSUs Granted	1,681.7		—
Vested
2019 TIP RSUs Vested (a)(b)	(53.0)	15.53	—	—
LTIP RSUs:
2020 (b)	(182.7)	14.96	—	—
2019 (b)	(91.4)	22.53	—	—
2018 (b)	(65.9)	19.42	(38.5)	19.44
Total LTIP RSUs Vested	(340.0)		(38.5)
Forfeited/Canceled
2019 TIP RSUs Forfeited/Canceled (a)	(11.2)	15.12	—	—
LTIP RSUs:
2021	(133.1)	10.69	—	—
2020	(59.9)	14.96	(85.2)	14.96
2019	(8.1)	22.55	(44.2)	22.55
2018	(0.5)	16.80	(177.4)	19.42
Total LTIP RSUs Forfeited/Canceled	(201.6)		(306.8)
Outstanding as of December 31, 2021
2019 TIP RSUs	74.6	13.16		—
LTIP RSUs:
2021	1,548.6	10.58	—	—
2020	253.9	14.96	377.7	14.96
2019	69.8	22.58	211.2	22.55
2018	—		—	—
Total LTIP RSUs	1,872.3		588.9
Total LTIP and TIP RSUs Outstanding as of December 31, 2021	1,946.9		588.9
(a) The 2019 TIP provides for RSU awards that are only time-based.
(b) Includes acceleration of vesting upon involuntary terminations for the year ended December 31, 2021 of 8,121 RSUs under the 2019 and 2018 LTIPs and of 6,540 RSUs under the 2019 TIP Tier I awards.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

Time-Based LTIP and TIP RSUs
The Company recognized $12.0 million of net compensation expense related to the time-based LTIP and TIP RSUs for the year ended December 31, 2021, respectively. As of December 31, 2021, the Company had $11.4 million of total deferred compensation expense related to non-vested, time-based LTIP and TIP RSUs. The cost is recognized over the vesting period of the awards, as described above.

Performance-based LTIP RSUs
The Company recognized $1.5 million of net compensation expense related to the performance-based LTIP RSUs for the year ended December 31, 2021, respectively. The amount of net compensation expense recognized during the year ended December 31, 2021 was affected by adjustments to the awards' expected achievement rates made primarily as a result of the ongoing adverse impact of COVID-19 on the Company's results of operations. As of December 31, 2021, the Company had $10.5 million of total deferred compensation expense related to non-vested, performance-based LTIP RSUs. The cost is recognized over the service period of the awards, as described above.

13. INCOME TAXES

The Company's income before income taxes and the applicable provision for income taxes are as follows:

	Year Ended December 31,
	2021	2020
Loss from continuing operations before income taxes:
United States	$(217.0)	$(357.0)
Foreign	16.3	(103.2)
	$(200.7)	$(460.2)
Provision for income taxes:
United States federal	$4.8	$143.5
State and local	0.5	8.1
Foreign	0.9	7.2
	$6.2	$158.8
Current:
United States federal	$4.8	$3.5
State and local	1.4	1.8
Foreign	20.0	(2.0)
	$26.2	$3.3
Deferred:
United States federal	$—	$140.1
State and local	(0.9)	6.3
Foreign	(19.1)	9.1
	$(20.0)	$155.5
Total provision for income taxes	$6.2	$158.8

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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)
The Company recorded a provision for income taxes of $6.2 million (Products Corporation - $3.2 million) for the year ended December 31, 2021 and a provision for income taxes of $158.8 million (Products Corporation - $140.5 million) for the year ended December 31, 2020. The $152.6 million decrease (Products Corporation - $137.3 million) in the provision from income taxes in the year ended December 31, 2021, compared to the year ended December 31, 2020, was primarily due to: the establishment of a valuation allowance on net federal deferred tax assets in the prior year.
The Company's effective tax rate for the year ended December 31, 2021 was lower than the federal statutory rate of 21% primarily due to losses for which no tax benefit can be recognized. On March 11, 2021, President Biden signed into law the “American Rescue Plan Act of 2021” (the "ARPA") which expands the Employee Retention Credit and the roster of ‘covered employees’ under §162(m) deduction limits. The ARPA did not have a significant impact on the Company’s financial results.

The Company's effective tax rate for the year ended December 31, 2020 was lower than the federal statutory rate of 21% primarily due to the increase in the valuation allowance recorded on the net federal deferred tax assets and the impact of non-deductible impairment charges, which was partially offset by the impact of the "Coronavirus Aid, Relief and Economic Security Act" (the "CARES Act"), signed into law on March 27, 2020 by President Trump, which resulted in a partial release of a valuation allowance on the Company's 2019 federal tax attributes associated with the limitation on the deductibility of interest. .
As of December 31, 2021, the Company is indefinitely reinvested in the accumulated undistributed earnings of all of its foreign subsidiaries. If earnings are repatriated, any excess of financial reporting over tax basis could be subject to federal, state and foreign withholding taxes. At this time, the determination of deferred tax liabilities on the amount of financial reporting over tax basis is not practicable.
The actual tax on income before income taxes is reconciled to the applicable statutory federal income tax rate in the following table:

	Year Ended December 31,
	2021	2020
Computed income tax benefit	$(42.1)	$(96.6)
State and local taxes, net of U.S. federal income tax benefit	0.2	1.8
Foreign rate differential and other foreign adjustments	7.9	23.8
Net establishment of valuation allowance	25.2	193.7
Net establishment of uncertain tax positions	4.8	4.4
Foreign dividends and earnings taxable in the U.S.	6.2	7.9
Impairment for which there is no tax benefit	—	17.0
Other	4.0	6.8
Total provision for income taxes	$6.2	$158.8

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)
Deferred taxes are the result of temporary differences between the bases of assets and liabilities for financial reporting and income tax purposes. The Company's deferred tax assets and liabilities at December 31, 2021 and 2020 were comprised of the following:

	December 31,
	2021	2020
Deferred tax assets:
Inventories	$15.8	$19.0
Net operating loss carryforwards - U.S. (a)	192.9	174.5
Net operating loss carryforwards - foreign	59.3	51.4
Disallowed Interest Carryover - U.S.	89.0	61.2
Employee benefits	43.8	58.1
Sales-related reserves	13.6	16.2
Lease liability	24.1	26.6
Deferred revenue	16.9	17.2
Restructuring - debt refinancing	13.0	14.2
Other	76.8	58.8
Total gross deferred tax assets	545.2	497.2
Less valuation allowance	(401.9)	(369.4)
Total deferred tax assets, net of valuation allowance	143.3	$127.8
Deferred tax liabilities:
Plant, equipment and other assets	(32.1)	(34.9)
Intangibles	(61.5)	(62.8)
Other	(7.9)	(7.6)
Total gross deferred tax liabilities	(101.5)	(105.3)
Net deferred tax assets	41.8	$22.5
(a) Net operating loss carryforwards - U.S. for Products Corporation as of December 31, 2021 and December 31, 2020 were $179.6 million and $158.9 million, respectively.

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

As of December 31, 2021, the Company concluded that, based on its evaluation of objectively verifiable evidence, it is not more likely than not that its net federal deferred tax assets are recoverable and has recorded valuation allowance against them. In assessing the realizability of deferred tax assets, the key assumptions used to determine positive and negative evidence included the Company’s cumulative taxable loss for the past three years, future reversals of existing taxable temporary differences, the Company's cost reduction initiatives and efficiency efforts, as well as the ongoing and prolonged impact COVID-19 pandemic on the Company. As of December 31, 2021, the Company recorded a charge of $25.2 million (2020 - $189.5 million) as a reserve against its net federal deferred tax assets.

A valuation allowance has been established for those deferred tax assets for which, in the opinion of the Company's management, it was more likely than not that a benefit will not be realized. At December 31, 2021, the deferred tax valuation allowance primarily represented amounts for its net U.S. federal deferred tax assets for which the Company has determined it is more likely than not they will not be recoverable, foreign jurisdictions where, as of the end of 2021, the Company had a three-year cumulative loss, and for certain U.S. state jurisdictions where the Company had tax loss carryforwards and other tax attributes which may expire prior to being utilized. The deferred tax valuation allowance increased by $32.5 million and $206.1 million during 2021 and 2020, respectively. The increase in the deferred tax valuation allowance during 2021 was primarily associated with the assessment of the realizability of the federal deferred tax assets for which the Company has determined it is more likely than not that it will not receive a benefit.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)
As of December 31, 2021, the Company had domestic (federal) and foreign net operating loss carryforwards of $1,060.1 million, of which $296.3 million are foreign and $763.9 million are domestic (federal). These losses expire in future years as follows: 2022- $1.6 million; 2023- $0.6 million; 2024 and beyond- $724.7 million; and no expiration- $333.2 million. The Company also has certain state net operating loss carryforwards that expire between 2022 and 2039. The Company could receive the benefit of such tax loss carryforwards only to the extent it has taxable income during the carryforward periods in the applicable tax jurisdictions. As of December 31, 2021, there were no consolidated federal net operating losses available from the MacAndrews & Forbes Group (as hereinafter defined) from periods prior to the March 25, 2004 deconsolidation (as described below). The Company has acquired entities that had carryforward balances for tax losses, tax credits and other tax attributes at the time of the acquisition. U.S. federal and certain state and foreign jurisdictions impose limitations on the amount of these tax losses, tax credits and other carryforward balances that may be utilized after an acquisition. The Company has evaluated the impact of these limitations and has established a valuation allowance to reduce the deferred tax assets to the amount that the Company expects will be realized.
The Company remains subject to examination of its income tax returns in various jurisdictions, including: the U.S. (federal) for the tax years ended December 31, 2019 and forward; Spain for the tax years ended December 31, 2016 and forward; Canada for the tax years ended December 31, 2015 and forward; Australia for the tax years ended December 31, 2018 and forward; Switzerland for the tax years ended June 30, 2017 and forward; Japan for the tax years ended December 31, 2017 and forward; and the U.K. for the tax years ended December 31, 2019 and forward.
At December 31, 2021 and 2020, the Company had unrecognized tax benefits of $87.0 million and $84.4 million, respectively, including $16.1 million and $15.6 million, respectively, of accrued interest and penalties. Of the $87.0 million of unrecognized tax benefits as of December 31, 2021, $17.1 million would affect the Company's effective tax rate, if recognized, and the remaining $69.9 million would affect the Company's deferred tax accounts. The Company classifies interest and penalties as a component of the provision for income taxes. The Company recognized in the Consolidated Statements of Operations and Comprehensive (Loss) Income an expense of $0.5 million and $3.9 million in 2021 and 2020, respectively.
A reconciliation of the beginning and ending amounts of the unrecognized tax benefits is provided in the following table:

	Tax	Interest and Penalties	Total
Balance at January 1, 2020	$66.3	$11.7	78.0
Increase based on tax positions taken in a prior year	3.5	6.4	9.9
Decrease based on tax positions taken in a prior year	(3.3)	(1.0)	(4.3)
Increase based on tax positions taken in the current year	5.5	—	5.5
Decrease resulting from the lapse of statutes of limitations	(3.2)	(1.5)	(4.7)
Balance at December 31, 2020	$68.8	$15.6	$84.4
Increase based on tax positions taken in a prior year	1.6	3.5	5.1
Decrease based on tax positions taken in a prior year	(3.0)	(1.0)	(4.0)
Increase based on tax positions taken in the current year	7.1	—	7.1
Decrease resulting from the lapse of statutes of limitations	(3.6)	(2.0)	(5.6)
Balance at December 31, 2021	$70.9	$16.1	$87.0

In addition, the Company believes that it is reasonably possible that its unrecognized tax benefits will decrease in 2022 by approximately $4.3 million due to the expiration of statutes of limitation.
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
MacAndrews & Forbes’ current ownership does not require the Company to file a U.S. federal consolidated tax return with them. However, in certain U.S. states and in certain local and foreign jurisdictions the Company is required to file consolidated, combined, unitary or similar returns. The liability for these state, local and foreign liabilities is also governed by the MacAndrews & Forbes Tax Sharing Agreement. The Company accounts for its tax liabilities in these jurisdictions as if it were a separate filer, and the Company's tax accounts are presented as if it were a separate filer. During 2021, the Company's cash tax payments included less than $0.1 million of payments made to MacAndrews & Forbes in connection with these filings, and the Company's ending tax asset, which is a component of prepaid and other current assets, includes an insignificant amount related to future payments to be received from MacAndrews & Forbes in connection with these filings.
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

14. ACCUMULATED OTHER COMPREHENSIVE LOSS

A roll-forward of the Company's accumulated other comprehensive loss as of December 31, 2021 is as follows:

	Foreign Currency Translation	Actuarial (Loss) Gain on Post-retirement Benefits	Other	Accumulated Other Comprehensive Loss
Balance at January 1, 2020	$(27.3)	$(219.8)	$(0.3)	$(247.4)
Foreign currency translation adjustment, net of tax (b)	10.2	—	—	10.2
Amortization of pension related costs, net of tax (a) (b)	—	11.4	—	11.4
Pension re-measurement, net of tax of $1.9 million	—	(52.1)	—	(52.1)
Other comprehensive (loss) income	$10.2	$(40.7)	$—	$(30.5)
Balance at January 1, 2021	$(17.1)	$(260.5)	$(0.3)	$(277.9)
Foreign currency translation adjustment, net of tax (b)	(8.7)	—	—	(8.7)
Amortization of pension related costs, net of tax (a) (b)	—	13.8	—	13.8
Pension re-measurement, net of tax of $0.3 million	—	38.1	—	38.1
Other comprehensive (loss) income	$(8.7)	$51.9	$—	$43.2
Balance at December 31, 2021	$(25.8)	$(208.6)	$(0.3)	$(234.7)
(a) Amounts represent the change in accumulated other comprehensive loss as a result of the amortization of actuarial losses (gains) arising during each year related to the Company’s pension and other post-retirement plans. See Note 11, "Pension and Post-retirement Benefits," for further information on the Company’s pension and other post-retirement plans.
(b) Amounts presented are net of tax expense of nil for each of the years ended December 31, 2021 and 2020.

For the years ended December 31, 2021 and 2020, the Company did not have any activity related to derivative instruments.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)
15. STOCKHOLDERS' DEFICIENCY
Information about the Company's common and treasury stock issued and/or outstanding is presented in the following table:

	Class A Common Stock	Treasury Stock
Balance, January 1, 2020	56,470,490	1,625,580
Restricted stock grants (a)	1,065,319	—
Restricted stock forfeitures	(793,296)	—
Withholding of restricted stock to satisfy taxes	—	148,620
Balance, December 31, 2020	56,742,513	1,774,200
Restricted stock grants (a)	1,782,221	—
Restricted stock forfeitures	(519,592)	—
Withholding of restricted stock to satisfy taxes	—	218,757
Balance, December 31, 2021	58,005,142	1,992,957
(a) The 2020 and 2021 grants include nil and 20,442 restricted stock awards, respectively, and 1,065,319 and 1,761,779 RSUs, respectively, the latter granted pursuant to the 2019 TIP and LTIP programs under the Stock Plan. See Note 12., "Stock Compensation Plan," for further discussion of the Company's Stock Plan.

Common Stock
As of December 31, 2021, Revlon's authorized common stock consisted of 900 million shares of Class A Common Stock, with a par value of $0.01 per share (the "Class A Common Stock"), and 200 million shares of Class B common stock, par value $0.01 per share ("Class B Common Stock" and together with the Class A Common Stock, the "Common Stock").
As of December 31, 2021, MacAndrews & Forbes beneficially owned approximately 86.1% of Revlon's Class A Common Stock, which at such date was Revlon's only class of capital stock outstanding.
Treasury Stock
Pursuant to the share withholding provisions of the Stock Plan, during 2021 the Company withheld a total of 218,757 shares of Revlon Class A Common Stock to satisfy its minimum statutory tax withholding requirements related to the vesting of shares of restricted stock and RSUs. These shares were recorded as treasury stock using the cost method, at a weighted average of $11.19 per share, based on the NYSE closing price per share on each applicable vesting date, for a total of $2.4 million. During 2020 the Company withheld a total of 148,620 shares of Revlon Class A Common Stock to satisfy its minimum statutory tax withholding requirements related to the vesting of shares of restricted stock. These shares were recorded as treasury stock using the cost method, at a weighted average of $10.98 per share, based on the NYSE closing price per share on each applicable vesting date, for a total of $1.7 million.

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
As of December 31, 2021, the Company’s operations are organized into the following reportable segments:
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

Revlon, Inc.

	Year Ended December 31,
	2021	2020
Segment Net Sales:
Revlon	$727.9	$688.4
Elizabeth Arden	532.3	463.5
Portfolio	419.1	401.3
Fragrances	399.4	351.1
Total	$2,078.7	$1,904.3

Segment Profit:
Revlon	$86.8	$86.5
Elizabeth Arden	62.8	39.6
Portfolio	71.0	47.4
Fragrances	72.3	66.6
Total	$292.9	$240.1

Reconciliation:
Total Segment Profit	$292.9	$240.1
Less:
Depreciation and amortization	125.7	143.3
Non-cash stock compensation expense	14.0	10.4
Non-Operating items:
Restructuring and related charges	33.0	68.7
Acquisition, integration and divestiture costs	2.3	5.0
Gain on divested assets	(1.1)	(0.5)
Financial control remediation and sustainability actions and related charges	0.5	9.6
Excessive coupon redemptions	—	4.2
COVID-19 charges	6.1	46.3
Capital structure and related charges	9.2	35.3
Impairment charges	—	144.1
Operating income (loss)	103.2	(226.3)
Less:
Interest Expense	247.7	243.3
Amortization of debt issuance costs	39.6	26.8
Gain on early extinguishment of debt	—	(43.1)
Foreign currency losses (gains), net	10.6	(6.0)
Miscellaneous, net	6.0	12.9
Loss from operations before income taxes	$(200.7)	$(460.2)

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

Products Corporation

	Year Ended December 31,
	2021	2020
Segment Net Sales:
Revlon	$727.9	$688.4
Elizabeth Arden	532.3	463.5
Portfolio	419.1	401.3
Fragrances	399.4	351.1
Total	$2,078.7	$1,904.3

Segment Profit:
Revlon	$89.5	$89.1
Elizabeth Arden	64.7	41.4
Portfolio	72.5	48.9
Fragrances	73.8	67.9
Total	$300.5	$247.3

Reconciliation:
Total Segment Profit	$300.5	$247.3
Less:
Depreciation and amortization	125.7	143.3
Non-cash stock compensation expense	14.0	10.4
Non-Operating items:
Restructuring and related charges	33.0	68.7
Acquisition, integration and divestiture costs	2.3	5.0
Gain on divested assets	(1.1)	(0.5)
Financial control remediation and sustainability actions and related charges	0.5	9.6
Excessive coupon redemptions	—	4.2
COVID-19 charges	6.1	46.3
Capital structure and related charges	9.2	35.3
Impairment charge	—	144.1
Operating income (loss)	110.8	(219.1)
Less:
Interest Expense	247.7	243.3
Amortization of debt issuance costs	39.6	26.8
Gain on early extinguishment of debt	—	(43.1)
Foreign currency losses (gains), net	10.6	(6.0)
Miscellaneous, net	21.1	12.9
Loss from operations before income taxes	$(208.2)	$(453.0)

As of December 31, 2021, the Company had operations established in approximately 25 countries outside of the U.S. and its products are sold throughout the world. Generally, net sales by geographic area are presented by attributing revenues from external customers on the basis of where the products are sold. Walmart and its affiliates worldwide accounted for approximately 14% and 18% of the Company’s worldwide net sales in 2021 and 2020, respectively.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)
The following tables present the Company's segment net sales by geography and total net sales by classes of similar products for the periods presented:

	Year Ended December 31, 2021
	Revlon	Elizabeth Arden	Portfolio	Fragrances	Total
Geographic Area:
Net Sales
North America	$389.4	$109.8	$274.0	$282.9	$1,056.1
EMEA*	170.6	116.5	111.7	78.5	477.3
Asia	40.1	276.2	2.8	14.4	333.5
Latin America*	57.3	7.6	16.5	10.8	92.2
Pacific*	70.5	22.2	14.1	12.8	119.6
	$727.9	$532.3	$419.1	$399.4	$2,078.7

	Year Ended December 31, 2020
	Revlon	Elizabeth Arden	Portfolio	Fragrances	Total
Geographic Area:
Net Sales
North America	$381.0	$104.4	$247.9	$253.4	$986.7
EMEA*	146.3	95.7	122.9	69.9	434.8
Asia	49.9	239.2	2.2	10.9	302.2
Latin America*	50.9	5.8	16.2	4.7	77.6
Pacific*	60.3	18.4	12.1	12.2	103.0
	$688.4	$463.5	$401.3	$351.1	$1,904.3
* The EMEA region includes Europe, the Middle East and Africa; the Latin America region includes Mexico, Central America and South America; and the Pacific region includes Australia and New Zealand.

	Year Ended December 31,
	2021		2020
Classes of similar products:
Net sales:
Color cosmetics	$526.8	25%	$452.0	24%
Fragrance	580.1	28%	486.1	25%
Hair care	472.1	23%	456.1	24%
Beauty care	166.4	8%	189.0	10%
Skin care	333.3	16%	321.1	17%
	$2,078.7		$1,904.3

The following table presents the Company's long-lived assets by geographic area:

	December 31, 2021		December 31, 2020
Long-lived assets, net:
United States	$1,134.3	84%	$1,194.9	82%
International	215.8	16%	260.7	18%
	$1,350.1		$1,455.6

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

17. REVLON, INC. BASIC AND DILUTED EARNINGS (LOSS) PER COMMON SHARE
Shares used in calculating Revlon's basic loss per share are computed using the weighted-average number of Revlon's shares of Class A Common Stock outstanding during each period. Shares used in diluted loss per share include the dilutive effect of unvested restricted stock, LTIP RSUs and TIP RSUs under the Company’s Stock Plan using the treasury stock method. For the years ended December 31, 2021 and 2020, Revlon's diluted loss per share equals basic loss per share, as the assumed vesting of restricted stock, LTIP RSUs and TIP RSUs would have an anti-dilutive effect. As of December 31, 2021 and 2020, there were no outstanding stock options under the Company's Stock Plan. See Note 12, "Stock Compensation Plan," for information on the LTIP and TIP RSUs.

Following are the components of Revlon's basic and diluted loss per common share for the periods presented:

	Year Ended December 31,
	2021	2020
Numerator:
Loss from operations, net of taxes	$(206.9)	$(619.0)
Net loss	$(206.9)	$(619.0)
Denominator:
Weighted-average common shares outstanding – Basic	53,934,179	53,401,324
Effect of dilutive restricted stock and RSUs	—	—
Weighted-average common shares outstanding – Diluted	53,934,179	53,401,324
Basic and Diluted (loss) earnings per common share:
Net loss per common share	$(3.84)	$(11.59)

Unvested restricted stock and RSUs under the Stock Plan(a)	681,023	—
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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)
19. RELATED PARTY TRANSACTIONS

As of December 31, 2021, MacAndrews & Forbes and its affiliates collectively beneficially owned approximately 86.1% of Revlon's Class A Common Stock, which at such date was Revlon's only class of capital stock outstanding. As a result, MacAndrews & Forbes and its affiliates are able to elect Revlon’s entire Board of Directors and control the vote on all matters submitted to a vote of Revlon's stockholders. MacAndrews & Forbes is beneficially owned by Ronald O. Perelman. Mr. Perelman is Chairman of Revlon’s and Product Corporation's Board of Directors.

5.75% Senior Notes Exchange Offer

MacAndrews & Forbes tendered approximately $15.5 million of 5.75% Senior Notes into the Exchange Offer during 2020 and, in exchange, received the Mixed Consideration as described herein, in accordance with the terms and conditions of the Exchange Offer. Additionally, MacAndrews & Forbes acquired the rights to the Mixed Consideration to be received by certain holders in the Exchange Offer. Subsequently, MacAndrews & Forbes sold its interest in the ABL FILO Term Loans and the New BrandCo Second-Lien Term Loans in the open market, according to disclosures by MacAndrews & Forbes in Amendment No. 15 to their Schedule 13D.

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
The Company participates in MacAndrews & Forbes' directors and officers liability insurance program (the "D&O Insurance Program"), as well as its other insurance coverages, such as property damage, business interruption, liability and other coverages, which cover the Company, as well as MacAndrews & Forbes and its subsidiaries. The limits of coverage for certain of the policies are available on an aggregate basis for losses to any or all of the participating companies and their respective directors and officers. The Company reimburses MacAndrews & Forbes from time-to-time for their allocable portion of the premiums for such coverage or the Company pays the insurers directly, which premiums the Company believes are more favorable than the premiums that the Company would pay were it to secure stand-alone coverage. Any amounts paid by the Company directly to MacAndrews & Forbes in respect of premiums are included in the amounts paid under the Reimbursement Agreements. To ensure the availability of directors and officers liability insurance coverage through January 2023, the Company and MacAndrews & Forbes agreed to collectively make payments under MacAndrews & Forbes’ D&O Insurance Program. In furtherance of such arrangement, during 2020, the Company made payments of approximately $5.3 million to MacAndrews & Forbes under the Reimbursement Agreements. During 2021, the Company made a payment of approximately $1.3 million in respect of its participation in the D&O Insurance Program. Consequently, as of December 31, 2021, the Company has no balance outstanding in respect of its participation in the D&O Insurance Program.

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
The net activity related to services purchased under the Transfer and Reimbursement Agreements during the year ended December 31, 2021 and 2020 was $0.2 million income and $0.8 million income, respectively. As of both December 31, 2021 and December 31, 2020, a receivable balance of $0.1 million from MacAndrews & Forbes were included in the Company's Consolidated Balance Sheet for transactions subject to the Transfer and Reimbursement Agreements.

Tax Sharing Agreements

As a result of a debt-for-equity exchange transaction completed in March 2004 (the "2004 Revlon Exchange Transactions"), as of March 25, 2004, Revlon, Products Corporation and their U.S. subsidiaries were no longer included in the MacAndrews & Forbes Group for U.S. federal income tax purposes. See Note 13, "Income Taxes," for further discussion on these agreements and related transactions in 2021 and 2020.

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

During the year ended December 31, 2021 and 2020, the Company engaged several companies in which MacAndrews & Forbes had a controlling interest to provide the Company with various ordinary course business services. These services included processing approximately $12.7 million and $32.6 million of coupon redemptions for the Company's retail customers for the year ended December 31, 2021 and 2020, respectively, for which the Company incurred fees of approximately $0.3 million and $0.9 million for the year ended December 31, 2021 and 2020, respectively, and other similar advertising, coupon redemption and raw material supply services, for which the Company had net payables aggregating to approximately $0.5 million and $0.3 million for the year ended December 31, 2021 and 2020, respectively. As of December 31, 2021 and December 31, 2020, a payable balance of approximately $4.2 million and $0.6 million, respectively, were included in the Company's Consolidated Balance Sheet for the aforementioned coupon redemption services. The Company believes that its engagement of each of these affiliates was on arm's length terms, taking into account each firm's expertise in its respective field, and that the fees paid or received were at least as favorable as those available from unaffiliated parties.

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

The following Condensed Consolidating Financial Statements present the financial information as of December 31, 2021 and December 31, 2020, and for each of the years ended December 31, 2021 and 2020 for: (i) Products Corporation on a stand-alone basis; (ii) the Guarantor Subsidiaries on a stand-alone basis; (iii) the subsidiaries of Products Corporation that did not guarantee and do not guarantee Products Corporation's 6.25% Senior Notes (the "Non-Guarantor Subsidiaries") on a stand-alone basis; and; (iv) Products Corporation, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries on a consolidated basis. The Condensed Consolidating Financial Statements are presented on the equity method, under which the investments in subsidiaries are recorded at cost and adjusted to the applicable share of the subsidiary's cumulative results of operations, capital contributions, distributions and other equity changes. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions.

Products Corporation and Subsidiaries Condensed Consolidating Balance Sheets
As of December 31, 2021
	Products Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

ASSETS
Cash and cash equivalents	$4.0	$2.1	$96.3	$—	$102.4
Trade receivables, less allowances for doubtful accounts	114.6	102.4	166.8	—	383.8
Inventories, net	129.3	127.9	160.2	—	417.4
Prepaid expenses and other	222.8	5.7	68.3	—	296.8
Intercompany receivables	4,542.8	4,396.2	700.5	(9,639.5)	—
Investment in subsidiaries	1,055.5	(218.9)	—	(836.6)	—
Property, plant and equipment, net	157.6	59.9	79.8	—	297.3
Deferred income taxes	—	7.7	43.9	—	51.6
Goodwill	404.8	30.0	128.0	—	562.8
Intangible assets, net	20.3	170.3	201.6	—	392.2
Other assets	57.7	12.2	27.9	—	97.8
Total assets	$6,709.4	$4,695.5	$1,673.3	$(10,476.1)	$2,602.1
LIABILITIES AND STOCKHOLDER’S DEFICIENCY
Short-term borrowings	$—	$—	$0.7	$—	$0.7
Current portion of long-term debt	137.1	—	0.1	—	137.2
Accounts payable	89.8	42.1	85.8	—	217.7
Accrued expenses and other	161.9	84.9	185.3	—	432.1
Intercompany payables	4,737.2	4,045.5	856.5	(9,639.2)	—
Long-term debt	3,234.1	—	71.4	—	3,305.5
Other long-term liabilities	176.8	115.7	73.6	—	366.1
Total liabilities	8,536.9	4,288.2	1,273.4	(9,639.2)	4,459.3
Stockholder’s (deficiency) equity	(1,827.5)	407.3	399.9	(836.9)	(1,857.2)
Total liabilities and stockholder’s (deficiency) equity	$6,709.4	$4,695.5	$1,673.3	$(10,476.1)	$2,602.1

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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

Products Corporation and Subsidiaries Condensed Consolidating Statement of Operations and Comprehensive (Loss) Income
Year Ended December 31, 2021
	Products Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Sales	$446.0	$581.4	$1,051.3	$—	$2,078.7
Cost of sales	206.7	265.0	377.4	—	849.1
Gross profit	239.3	316.4	673.9	—	1,229.6
Selling, general and administrative expenses	345.5	251.4	494.6	—	1,091.5
Acquisition, integration and divestiture costs	2.2	—	0.1	—	2.3
Restructuring charges and other, net	14.6	2.7	8.8	—	26.1
(Gain) loss on divested assets	(1.1)	—	—	—	(1.1)
Operating (loss) income	(121.9)	62.3	170.4	—	110.8
Other (income) expense:
Intercompany interest, net	(5.0)	2.5	2.5	—	—
Interest expense	240.2	—	7.5	—	247.7
Amortization of debt issuance costs	39.6	—	—	—	39.6
Foreign currency losses, net	(3.2)	(0.7)	14.5	—	10.6
Miscellaneous, net	88.8	4.5	(72.2)	—	21.1
Other expense (income), net	360.4	6.3	(47.7)	—	319.0
(Loss) income from operations before income taxes	(482.3)	56.0	218.1	—	(208.2)
Provision for (benefit from) for income taxes	(10.5)	12.8	0.9	—	3.2
(Loss) income from operations, net of taxes	(471.8)	43.2	217.2	—	(211.4)
Equity in income (loss) of subsidiaries	258.3	112.7	—	(371.0)	—
Net (loss) income	$(213.5)	$155.9	$217.2	$(371.0)	$(211.4)
Other comprehensive (loss) income	43.2	14.7	2.3	(17.0)	43.2
Total comprehensive (loss) income	$(170.3)	$170.6	$219.5	$(388.0)	$(168.2)

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

Products Corporation and Subsidiaries Condensed Consolidating Statement of Operations and Comprehensive (Loss) Income
Year Ended December 31, 2020
	Products Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Sales	$433.8	$523.0	$947.5	$—	$1,904.3
Cost of sales	213.4	273.7	373.4	—	860.5
Gross profit	220.4	249.3	574.1	—	1,043.8
Selling, general and administrative expenses	363.0	234.0	467.6	—	1,064.6
Acquisition, integration and divestiture costs	4.8	—	0.2	—	5.0
Restructuring charges and other, net	23.7	11.2	14.8	—	49.7
Impairment charges	112.1	22.0	10.0	—	144.1
Loss on divested assets	(0.5)	—	—	—	(0.5)
Operating (loss) income	(282.7)	(17.9)	81.5	—	(219.1)
Other (income) expenses:
Intercompany interest, net	(3.6)	2.3	1.3	—	—
Interest expense	236.8	—	6.5	—	243.3
Amortization of debt issuance costs	26.8	—	—	—	26.8
Gain on early extinguishment of debt, net	(43.1)	—	—	—	(43.1)
Foreign currency losses, net	5.2	0.3	(11.5)	—	(6.0)
Miscellaneous, net	(3.1)	(89.4)	105.4	—	12.9
Other expense (income), net	219.0	(86.8)	101.7	—	233.9
Loss from operations before income taxes	(501.7)	68.9	(20.2)	—	(453.0)
Benefit from income taxes	174.5	(44.9)	10.9	—	140.5
(Loss) income from operations, net of taxes	(676.2)	113.8	(31.1)	—	(593.5)
Equity in (loss) income of subsidiaries	88.3	(29.0)	—	(59.3)	—
Net (loss) income	$(587.9)	$84.8	$(31.1)	$(59.3)	$(593.5)
Other comprehensive (loss) income	(30.5)	(4.7)	5.0	(0.3)	(30.5)
Total comprehensive (loss) income	$(618.4)	$80.1	$(26.1)	$(59.6)	$(624.0)

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

Products Corporation and Subsidiaries Condensed Consolidating Statements of Cash Flows
Year Ended December 31, 2021
	Products Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$(456.7)	$110.5	$335.2	$—	$(11.0)
CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash (used in) provided by investing activities	(7.2)	(1.2)	(3.7)	—	(12.1)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in short-term borrowings and overdraft	(5.5)	(5.8)	(2.4)	—	(13.7)
Borrowings on term loans	305.0	—	—	—	305.0
Repayments on term loans	(197.2)	—	—	—	(197.2)
Net (repayments) borrowings under the revolving credit facilities	(29.3)	—	—	—	(29.3)
Payment of financing costs	(17.9)	—	—	—	(17.9)
Tax withholdings related to net share settlements of restricted stock and RSUs	(2.4)	—	—	—	(2.4)
Other financing activities	(0.2)	(0.1)	—	—	(0.3)
Net cash provided by (used in) financing activities	52.5	(5.9)	(2.4)	—	44.2
Effect of exchange rate changes on cash, cash equivalents and restricted cash	349.6	(115.1)	(237.2)	—	(2.7)
Net increase (decrease) in cash, cash equivalents and restricted cash	(61.8)	(11.7)	91.9	—	18.4
Cash, cash equivalents and restricted cash at beginning of period	$6.5	$7.8	$88.2	$—	$102.5
Cash, cash equivalents and restricted cash at end of period	$(55.3)	$(3.9)	$180.1	$—	$120.9

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

Products Corporation and Subsidiaries Condensed Consolidating Statements of Cash Flows
Year Ended December 31, 2020
	Products Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash (used in) provided by operating activities	$(91.4)	$—	$(5.9)	$—	$(97.3)
CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash (used in) provided by investing activities	(7.7)	(0.3)	(2.3)	—	(10.3)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in short-term borrowings and overdraft	4.6	(0.4)	0.1	—	4.3
Borrowings on term loans	880.0	—	—	—	880.0
Repayments on Term Loans	(524.3)	—	—	—	(524.3)
Net (repayments) borrowings under the revolving credit facilities	(133.5)	—	—	—	(133.5)
Payments of financing costs	(122.7)	—	0.7	—	(122.0)
Tax withholdings related to net share settlements of restricted stock and RSUs	(1.7)	—	—	—	(1.7)
Other financing activities	(0.1)	(0.1)	(0.1)	—	(0.3)
Net cash provided by (used in) financing activities	102.3	(0.5)	0.7	—	102.5
Effect of exchange rate changes on cash, cash equivalents and restricted cash	2.4	2.1	(1.4)	—	3.1
Net increase (decrease) in cash, cash equivalents and restricted cash	5.6	1.3	(8.9)	—	(2.0)
Cash, cash equivalents and restricted cash at beginning of period	$0.9	$6.5	97.1	$—	104.5
Cash, cash equivalents and restricted cash at end of period	$6.5	$7.8	$88.2	$—	$102.5

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)
21. SUBSEQUENT EVENTS

On March 2, 2022, the Company announced that it is extending and expanding its existing Revlon Global Growth Accelerator (“RGGA”) program through 2024. The extension and expansion will allow the Company to continue to focus on identifying and implementing new opportunities programmatically. The extension and expansion will provide an additional year to implement larger projects and help make up for supply chain headwinds and the extended COVID restrictions throughout the globe.

The major initiatives underlying the RGGA Program will remain and include:

•Strategic Growth: Boost organic sales growth behind our strategic pillars – brands, markets, and channels -- to deliver mid-single digit Compound Average Annual Growth Rate through 2024.
•Operating Efficiencies: Drive additional operational efficiencies and cost savings for margin improvement and to fuel investments in growth.
•Build Capabilities: Build capabilities and embed the Revlon culture of one vision, one team.

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

Dated: March 3, 2022

Revlon, Inc.
(Registrant)

By: /s/ Debra Perelman	By: /s/ Victoria Dolan	By: /s/ Beril Yildiz
Debra Perelman	Victoria Dolan	Beril Yildiz
President, Chief Executive Officer &	Chief Financial Officer	Vice President,
Director		Chief Accounting Officer
& Controller
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of Revlon, Inc. on March 3, 2022 and in the capacities indicated.

Signature	Title

*	Chairman of the Board and Director
(Ronald O. Perelman)
*	Vice Chairman of the Board and Director
(E. Scott Beattie)
*	Director
(Alan S. Bernikow)
*	Director
(Kristin Dolan)
*	Director
(Cristiana Falcone)
*	Director
(Ceci Kurzman)
*	Director
(Victor Nichols)
*	President, Chief Executive Officer and Director
(Debra G. Perelman)
*	Director
(Barry F. Schwartz)
* Penny Tehrani-Littrell, by signing her name hereto, does hereby sign this report on behalf of the directors of the registrant above whose typed names asterisks appear, pursuant to powers of attorney duly executed by such directors and filed with the Securities and Exchange Commission.

By: /s/ Penny Tehrani-Littrell
Penny Tehrani-Littrell
Attorney-in-fact

Revlon Consumer Products Corporation
(Registrant)

By: /s/ Debra Perelman	By: /s/ Victoria Dolan	By: /s/ Beril Yildiz
Debra Perelman	Victoria Dolan	Beril Yildiz
President, Chief Executive Officer &	Chief Financial Officer	Vice President,
Director		Chief Accounting Officer
& Controller
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of Revlon Consumer Products Corporation on March 3, 2022 and in the capacities indicated.

Signature	Title

*	Chairman of the Board and Director
(Ronald O. Perelman)
*	Director
(Alan S. Bernikow)
*	Director
(Ceci Kurzman)
*	President, Chief Executive Officer and Director
(Debra G. Perelman)
*	Director
(Barry F. Schwartz)

* Penny Tehrani-Littrell, by signing her name hereto, does hereby sign this report on behalf of the directors of the registrant above whose typed names asterisks appear, pursuant to powers of attorney duly executed by such directors and filed with the Securities and Exchange Commission.

By: /s/ Penny Tehrani-Littrell
Penny Tehrani-Littrell
Attorney-in-fact