Form 10-K/A
period 2021-12-31
REVLON INC /DE/; REVLON CONSUMER PRODUCTS CORP
filed 2022-03-31
CIK 887921, 890547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________
FORM 10-K/A

(Amendment No. 1)
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

At such date, (i) 46,223,321 shares of Revlon, Inc. Class A Common Stock were beneficially owned by MacAndrews & Forbes Incorporated and/or certain of its affiliates, related entities, and subsidiaries, as applicable, other than Revlon, Inc. and Revlon Consumer Products Corporation (“MacAndrews & Forbes); and (ii) all shares of Revlon Consumer Products Corporation ("Products Corporation") Common Stock were held by Revlon, Inc.

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

Auditor Name:	KPMG LLP	Auditor Location:	New York, NY	Auditor Firm ID:	185

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K (the “2021 Form 10-K”) of Revlon, Inc. (“Revlon” and together with its subsidiaries, the “Company”) for the year ended December 31, 2021, as filed with the Securities and Exchange Commission (the “SEC”) on March 3, 2022. We are filing this Amendment to amend Part III of the 2021 Form 10-K to include the information required by and not included in Part III of the 2021 Form 10-K.

Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), this Amendment also contains new certifications of the Company’s principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Because no financial statements are included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 or 308 of Regulation S-K promulgated by the SEC under the Exchange Act, paragraphs 3, 4 and 5 of the Section 302 certifications have been omitted. This Amendment also contains new certifications of the Company’s principal executive officer and principal financial officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Except as described above, no other changes have been made to the 2021 Form 10-K. The 2021 Form 10-K continues to speak as of the date of the 2021 Form 10-K, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the 2021 Form 10-K other than as expressly indicated in this Amendment. Accordingly, this Amendment should be read in conjunction with the 2021 Form 10-K and with our filings with the SEC subsequent to the filing of the 2021 Form 10-K.

REVLON, INC. AND SUBSIDIARIES

REVLON, INC. AND SUBSIDIARIES
PART III

Item 10. Directors, Executive Officers and Corporate Governance

DIRECTORS

Our Board of Directors (the "Board") is comprised of nine (9) members as of December 31, 2021:

Name	Age	Position
Ronald O. Perelman	78	Chairman
E. Scott Beattie	63	Non-Executive Vice Chairman
Alan Bernikow	81	Director
Kristin Dolan	55	Director
Cristiana Falcone	48	Director
Ceci Kurzman	51	Director
Victor Nichols	65	Director
Debra Perelman	48	President, Chief Executive Officer and Director
Barry Schwartz	72	Director

Below are the name, age (as of December 31, 2021) and biographical information of each of the directors (a "Director") and a summary of the respective Directors’ skills and qualifications to serve on the Company’s Board of Directors.

Debra G. Perelman, the Company’s President, Chief Executive Officer and a Director, is the daughter of Ronald O. Perelman, the Chairman of the Company’s Board of Directors.

Ronald O. Perelman
Age: 78
Skills and Qualifications:
•Extensive business and financial experience (including managing diverse businesses within the MacAndrews & Forbes group of companies)
•Public company board experience
•Knowledge of the Company and long-standing service as a Company Director
•Position as the Company’s controlling beneficial stockholder
Committees: •None
Director Since: 1992	Public Company Directorships Held During the Past 5 Years: •Revlon, Inc. (1992 – present) •Revlon Consumer Products Corporation (1992 – present) •Scientific Games Corporation (2003 – September 2020)
Mr. Perelman has been Chairman of the Board of Directors of the Company and of Products Corporation since June 1998 and a Director of the Company and of Products Corporation since their respective formations in 1992. Mr. Perelman has been Chairman of the Board and Chief Executive Officer of MacAndrews & Forbes, a company that acquires and manages a diversified portfolio of private and public companies, and certain of its affiliates since 1980. Mr. Perelman also served as Chairman of the Board of Scientific Games Corporation (“Scientific Games”) from November 2013 to September 2020.

REVLON, INC. AND SUBSIDIARIES

E. Scott Beattie
Age: 63
Skills and Qualifications:
•Senior executive experience
•Public company board experience
•Familiarity with Elizabeth Arden and long-standing service as the former CEO of Elizabeth Arden
•Knowledge of the Company and on-going service as a Company Director

Committees: •None
Director Since: 2016	Public Company Directorships Held During the Past 5 Years: •Revlon, Inc. (2016 – present) •Elizabeth Arden, Inc. (1995 – 2016)
Mr. Beattie has been a Director of the Company since November 2016 and currently serves as a non-executive Vice Chairman of the Company’s Board. Mr. Beattie also serves as a non-employee senior advisor to the Company’s Chief Executive Officer. Previously, Mr. Beattie served as Chairman of Elizabeth Arden’s Board from April 2000 until its acquisition by the Company in September 2016 and as a member of its Board from January 1995 until September 2016. From March 1998 until September 2016, he also served as Elizabeth Arden’s President and Chief Executive Officer. Mr. Beattie previously served in other positions with Elizabeth Arden, including as its Chief Operating Officer and Vice Chairman of its Board. He also serves on the Boards of Directors of Rexair, LLC and Boosted.ai and has served as a Board advisor for Crisp since 2019. Since May 2020, Mr. Beattie has served as Chairman of the Board of NexJ Systems, a company listed and traded on the Toronto Stock Exchange, and serves as a member of its Audit Committee and Governance Committee.

Alan Bernikow
Age: 81
Skills and Qualifications:
•Senior executive and business experience
•Extensive accounting experience and financial expertise, including 26 years of service at Deloitte & Touche LLP and its predecessors
•Public company board and audit committee experience
•Knowledge of the Company and long-standing service as a Company Director
Committees: •Audit (Chairman) •Compensation (Chairman)
Director Since: 2003
Public Company Directorships Held During the Past 5 Years:
•Revlon, Inc. (2003 – present)
•Revlon Consumer Products Corporation (2003 – present)
•Mack-Cali Realty Corporation (2004 – June 2020)
•UBS Funds (2005 – present)
•FCB Financial Holdings, Inc. (2010 – January 2019)
•Destination XL Group, Inc. (2003 – 2017)

Mr. Bernikow has been a Director of the Company and of Products Corporation since September 2003 and serves as Chairman of the Company’s Audit Committee and as Chairman of the Company’s Compensation Committee. From 1998 until his retirement in May 2003, Mr. Bernikow served as the Deputy Chief Executive Officer of Deloitte & Touche LLP (“D&T”). Prior to that, Mr. Bernikow held various senior executive positions at D&T and its predecessor, Touche Ross, which he joined in 1977. Prior to that, Mr. Bernikow was the National Administrative Partner in Charge for the accounting firm, J.K. Lasser & Company, which he joined in 1966. From 2004 until June 2020, Mr. Bernikow served as a member of the Board and as Chairman of the Audit Committee of Mack-Cali Realty Corporation (“Mack-Cali”), a publicly-traded company which is required to file reports pursuant to the Exchange Act, and served as its Lead Independent Director since 2014. Mr. Bernikow is currently a member of the Board of K2 Integrity. Mr. Bernikow is also Chairman of the Board and serves as Chairman of the audit committees of certain funds (the “UBS Funds”) for which UBS Global Asset Management (US) Inc., a wholly-owned subsidiary of UBS AG, or one of its affiliates serves as investment advisor, sub-advisor or manager. From 2003 until March 2017, Mr. Bernikow served as a member of the Board and as a member of the Nominating and Corporate Governance Committee of Destination XL Group, Inc. Mr. Bernikow also served as the Chairman of the Audit Committee, and as a member of the Nominating and Governance Committee, the Compensation Committee and the Asset/Liability Committee of FCB Financial Holdings, Inc. from 2010 until its merger into Synovus Financial Corporation in January 2019.

REVLON, INC. AND SUBSIDIARIES

Kristin Dolan
Age: 55	Skills and Qualifications: •Extensive business and senior executive experience •Public company board experience •Knowledge of the Company and on-going service as a Company Director	Committees: •Audit
Director Since: 2017
Public Company Directorships Held During the Past 5 Years:
•Madison Square Garden Entertainment Corp. (April 2020-present)
•Revlon, Inc. (2017 – present)
•MSG Networks, Inc. ("MSG Networks") (2018 – July 2021)
•AMC Networks Inc. (2011 – present)
•Madison Square Garden Sports Corp. (2015 – December 2021)
•The Wendy’s Company (2017 – present)

Ms. Dolan has served as a Director of the Company since May 2017 and has served as a member of the Company’s Audit Committee since July 2020. She also has served since November 2016 as Founder and Chief Executive Officer of 605, LLC, as well as Founder and Managing Partner of Dolan Family Ventures. Prior to that, Ms. Dolan held several executive roles at Cablevision Systems Corporation, including as Chief Operating Officer from 2014 until its sale in 2016; President of Optimum Services from 2013 until 2014; Senior Executive Vice President of Product Management and Marketing from 2011 until 2013; and Senior Vice President from 2003 until 2011. Ms. Dolan has served as a member of the Board of Madison Square Garden Entertainment Corp. (“MSGE”) since April 2020; AMC Networks Inc. since 2011; and The Wendy’s Company since July 2017. Ms. Dolan previously served as a member of the Board of Directors of Madison Square Garden Sports Corp. from 2015 until December 2021 and MSG Networks from 2018 until the merger with MSGE in July 2021. From 2010 until its sale in 2016, Ms. Dolan served as a member of the Board of Directors of Cablevision. Ms. Dolan previously served on the Foundation Board for SUNY Albany and the National Board for Women in Cable & Telecommunications.

Cristiana Falcone
Age: 48	Skills and Qualifications: •Senior executive and marketing experience •Public company board experience •Knowledge of the Company and long-standing service as a Company Director	Committees: •None
Director Since: 2014
Public Company Directorships Held During the Past 5 Years:
•Revlon, Inc. (2014 – present)
•Telecom Italia SPA (February 2021-present)
•SVF Investment Corp 3 (April 2021 -present)
•Viacom, Inc. (2013 – 2019)

Ms. Falcone has served as a Director of the Company since March 2014. Since January 2020, Ms. Falcone has served as a strategic adviser and philanthropist investor to a range of companies. From 2018 to 2019 she served as Principal Adviser, Media Affairs at the World Economic Forum (“WEF”), having previously served as Senior Adviser to the Chairman at the WEF, a position she has held since 2009. She currently serves as the CEO of the JMCMRJ Foundation. Since April 2021, Ms. Falcone has served as a member of the Board of Directors of SVF Investment Corp 3, and has served as a member of its Audit, Compensation and Nominating Committees. Since February 2021, Ms. Falcone has served as a member of the Board of Directors of Telecom Italia SPA and has served as a member of its Related Party Committee and Sustainability Committee. Since 2013 and until Viacom, Inc. merged with CBS Corporation in December 2019 to form ViacomCBS, Inc., Ms. Falcone served as a member of the Board of Viacom and served as a member of its Governance and Nominating Committee from 2016 until such merger. Ms. Falcone formerly served as Principal Consultant for the Office of Outreach and Partnership for the Inter-American Development Bank from 2011 to 2015. Prior to joining the WEF in 2004, Ms. Falcone held positions at the International Labor Organization from 2002 to 2004 and Shell London Ltd. from 2001 to 2002. Ms. Falcone serves on the Board of Internews and of Global Fashion Agenda, the board of advisors for the Friedman School of Nutrition Science and Policy at Tufts University and as a member of the Board of Trustees at the Paley Center for Media.

REVLON, INC. AND SUBSIDIARIES

Ceci Kurzman
Age: 51
Skills and Qualifications:
•Senior executive experience in talent representation and talent-related brand-to-brand business development strategies
•Marketing experience
•Knowledge of the Company and long-standing service as a Company Director
Committees: •Audit •Compensation
Director Since: 2013
Public Company Directorships Held During the Past 5 Years: •Warner Music Group (October 2020-present) •Revlon, Inc. (2013 – present) •Revlon Consumer Products Corporation (2019 – present)
Ms. Kurzman has been a Company Director since February 2013 and a Director of Products Corporation since June 2019, and serves as a member of the Company’s Audit Committee and Compensation Committee. Ms. Kurzman serves as President of Nexus Management Group, Inc. (“Nexus”), a talent representation, consulting and private investing group focused on 360-degree marketing and asset-building strategies, which she founded in 2004. Prior to founding Nexus, Ms. Kurzman joined Epic/Sony Music in 1997 as Vice President of Worldwide Marketing and held positions of increasing responsibility there until 2004. From 1992 to 1997, Ms. Kurzman held positions of increasing responsibility at Arista Records, including serving as Director of Artist Development. Since October 2020, Ms. Kurzman has served on the Board of Warner Music Group and has served as a member of its Nominating and Corporate Governance Committee. Ms. Kurzman also serves as a member of the Board of Choate Rosemary Hall, the Barefoot Foundation, Migreat Ltd., Tortoise Media Ltd., and Man Group plc., a company listed and traded on the London Stock Exchange. Ms. Kurzman has also served as a member of the Board of Medecins du Monde, Cirque du Soleil Entertainment Group of Spring Studios, the Desmond Tutu Peace Foundation and the Women’s Forum of New York.

Victor Nichols
Age: 65	Skills and Qualifications: •Extensive business and senior executive experience •Public company board experience •Knowledge of the Company and on-going service as a Company Director	Committees: •Audit
Director Since: 2019
Public Company Directorships Held During the Past 5 Years:
•Revlon, Inc. (2019 – present)
•Bank of Hawaii Corporation (2014 – present)
•Zovio Inc. (formerly known as Bridgepoint Education, Inc.) (2014 – present)

Mr. Nichols has been a Director of the Company since June 2019 and has been a member of the Company’s Audit Committee since July 2020. Mr. Nichols is currently an investor and strategic advisor, and the sole Manager operating under Ferrington Green Associates, LLC. Mr. Nichols served as an independent Advisor to Vericast from June 2019 to March 2020. Vericast is a portfolio of companies optimizing customer relationships through a broad variety of omnichannel solutions and is a wholly-owned subsidiary of MacAndrews & Forbes. Mr. Nichols served as a member of the Board of Directors of Vericast from January 2017 to June 2019, served as its Chief Executive Officer from January 2017 until December 2018 and served as its Chairman from January 2019 to June 2019. Mr. Nichols served as Chief Executive Officer of Valassis Communications, Inc., a wholly-owned subsidiary of Vericast, from April 2015 through December 2016. He served as Chief Executive Officer for North America at Experian plc from January 2010 through March 2014, as well as Managing Director for the U.K. and EMEA at Experian from February 2008 until January 2010. Mr. Nichols also led the Experian Internet businesses from February 2007 until February 2008. Prior to that, Mr. Nichols served as Chief Information Officer for Wells Fargo & Company, as Chief Executive Officer of Vicor, Inc., as President of Safeguard Business Systems Inc., as well as having served in various senior leadership positions at Bank of America Corporation. Mr. Nichols also served as Chairman of the Board of Directors of Crystal Cove Conservancy from 2014 to 2017. In addition, Mr. Nichols is a past member of the Economics Leadership Council, University of California, San Diego and served on the Leadership Council for UCI Bren School of Information and Computer Sciences and on the Dean's Advisory Board, University of California, Irvine Merage School. Mr. Nichols also currently serves on the Board of Make-A-Wish International.

REVLON, INC. AND SUBSIDIARIES

Debra Perelman
Age: 48	Skills and Qualifications: •Senior executive and business experience •Public company board experience •Knowledge of the Company, both as an executive and as a Company Director	Committees: •None
Director Since: 2015		Public Company Directorships Held During the Past 5 Years: •Revlon, Inc. (2015 – present) •Revlon Consumer Products Corporation (May 2018 – present)
Ms. Perelman has served as the Company’s President and Chief Executive Officer since May 2018, as a Director of the Company since June 2015 and as a Director of Products Corporation since May 2018. Ms. Perelman served as a member of the Company’s Compensation Committee until January 2018. Prior to her appointment as CEO, Ms. Perelman served as the Company’s Chief Operating Officer from January 2018 until May 2018. She also served as the Company’s EVP Strategy, Digital Content and New Business Development from December 2017 until January 2018 under a secondment arrangement with MacAndrews & Forbes. From 2014 until December 2017, Ms. Perelman also served as Executive Vice President, Strategy and New Business Development of MacAndrews & Forbes, a diversified holding company. Ms. Perelman joined MacAndrews & Forbes in 2004 as Vice President. Prior to joining MacAndrews & Forbes, Ms. Perelman held various positions at the Company in corporate finance and brand marketing. Ms. Perelman is also the co-founder and serves a member of the Board of Child Mind Institute, serves as a member of the Board of Overseers at Columbia Business School and the Executive Committee for the Partnership for New York City. Ms. Perelman also serves on Mastercard’s CPG Innovate Steering Committee and on the Advisory Board of BrainTrust Founders Studio.

Barry F. Schwartz
Age: 72	Skills and Qualifications: •Senior executive and business experience •Extensive legal experience •Public company board experience •Knowledge of the Company and long-standing service as a Company Director	Committees: •None
Director Since: 2007
Public Company Directorships Held During the Past 5 Years:
•Revlon, Inc. (2007 – present)
•Revlon Consumer Products Corporation (2004 – present)
•Scientific Games Corporation (2003 – September 2020)
•Gaming and Leisure Properties, Inc. (2017 – present)

Mr. Schwartz has been a Director of the Company since November 2007 and a Director of Products Corporation since March 2004. Mr. Schwartz has served as Emeritus Vice Chairman of MacAndrews & Forbes since July 2019 and prior to that Mr. Schwartz was Executive Vice Chairman and Chief Administrative Officer of MacAndrews & Forbes and various affiliates from October 2007 to December 2015. Prior to that, Mr. Schwartz was Executive Vice President and General Counsel of MacAndrews & Forbes and various affiliates since 1993 and Senior Vice President of MacAndrews & Forbes and various affiliates from 1989 to 1993. Mr. Schwartz has served as a member of the Board of Directors of Scientific Games from 2003 until September 2020, where he served as a member of the Compliance Committee and Compensation Committee; and as a member of the Board of Directors of Gaming and Leisure Properties, Inc. since May 2017, where he currently serves as a member of the Audit and Compliance Committee. Mr. Schwartz was formerly Vice Chairman and has served as a member of the Board of Trustees of The City University of New York until 2020. He is Trustee Emeritus and former Chairman of the Board of Trustees at Kenyon College and is a member of the Georgetown University Law Center Board of Visitors. Mr. Schwartz is a member of the Board of Directors of NYU Langone Medical Center and Jazz at Lincoln Center.

REVLON, INC. AND SUBSIDIARIES
EXECUTIVE OFFICERS

The following are the Company’s named executive officers (“Executive Officers” or “NEOs”) as of December 31, 2021:

Name	Current Position

Debra Perelman	President & Chief Executive Officer

Victoria Dolan	Chief Financial Officer

The following sets forth the age (as of December 31, 2021) and biographical information for the Company’s Executive Officers, other than Ms. Perelman whose biographical information is included above with the Company’s Directors :

Victoria Dolan (62) has served as the Company’s Chief Financial Officer since March 2018. Prior to joining the Company, Ms. Dolan most recently served as Chief Transformation Officer for The Colgate-Palmolive Company (“Colgate-Palmolive”) since October 2017. Prior to that role, Ms. Dolan served as Colgate-Palmolive’s Chief Transformation Officer and Corporate Controller from July 2016 to October 2017; Vice President, Corporate Controller and Principal Accounting Officer from February 2011 to July 2016; and Vice President, Finance and Strategic Planning, European and South Pacific Division, from November 2008 to January 2011. Prior to joining Colgate-Palmolive, Ms. Dolan held finance positions at Marriott International, Inc. from 2000 to 2008; The Coca-Cola Company from 1991 to 2000; and ARCO and ARCO Chemical Company from 1985 to 1991. Since January 2020, Ms. Dolan has served as a Board Advisor of Ocean Spray Cranberries Inc., which is a NASDAQ-listed company. Ms. Dolan received her B.A. in economics from the University of California Los Angeles (“UCLA”) and M.B.A. in accounting and finance from the UCLA Anderson School of Management. Ms. Dolan is a member of the Board of Trustees of both the TCS Education System and The Chicago School of Professional Psychology and of both of their respective Finance and Audit Committees.

DELINQUENT SECTION 16(a) REPORTS

The Company’s Executive Officers, Directors and 10% stockholders may be required under the Exchange Act to file reports of ownership and changes in ownership with the SEC. The Company makes such SEC filings available on its corporate website, www.revloninc.com, under the heading “Investors - Filings & Reports - SEC Filings.” Copies of these reports also must be furnished to the Company by such filers. One Form 4 (Statement of Changes in Beneficial Ownership) with respect to Mr. Beattie, which pursuant to Section 16 of the Exchange Act was due on or before June 3, 2021, was filed with the SEC to report one transaction (related to vesting of RSUs) on June 7, 2021.

CODE OF ETHICS

The Company has a written Code of Conduct and Business Ethics (the “Code of Conduct”) that includes a code of ethics (the “Senior Financial Officer Code of Ethics”) that applies to the Company’s CEO and senior financial officers, including the Company’s Chief Financial Officer, Controller and persons performing similar functions (collectively, the “Senior Financial Officers”). Printable copies of the Code of Conduct is available at www.revloninc.com under the heading “Investors - Corporate Governance.” Copies of the Code of Conduct may also be requested, without charge, by contacting Penny Tehrani-Littrell, at penny.tehrani@revlon.com. If the Company changes the Senior Financial Officer Code of Ethics in any material respect or waives any provision of the Code of Conduct for its Executive Officers or Directors, including waivers of the Senior Financial Officer Code of Ethics for any of its Senior Financial Officers, the Company will provide the public with notice of any such change or waiver by publishing an appropriate description of such event on its corporate website, www.revloninc.com, or by other appropriate means as required or permitted under applicable rules of the SEC. The Company does not currently expect to make any such waivers.

AUDIT COMMITTEE AND AUDIT COMMITTEE FINANCIAL EXPERT

We have a separately designated standing audit committee (the “Audit Committee”). The Audit Committee is comprised of Alan Bernikow (Chairman), Kristin Dolan, Ceci Kurzman and Victor Nichols, each of whom the Board has determined satisfies the NYSE’s and the SEC’s audit committee independence and financial experience requirements. Our Board has determined that Mr. Bernikow is an audit committee financial expert as defined under the applicable rules of the SEC and has the requisite financial sophistication as defined under the applicable rules and regulations of the NYSE. The audit committee operates under a written charter that satisfies the applicable standards of the SEC and NYSE.

REVLON, INC. AND SUBSIDIARIES
The Board has determined that Mr. Bernikow qualifies as an “audit committee financial expert” under applicable SEC rules and the NYSE listing standards. Mr. Bernikow currently serves as Chairman of the Audit Committees of the Company and the UBS Funds, and previously served as Chairman of the Audit Committee of Mack Cali from 2004 to June 2020. As the audit committees of the UBS Funds effectively function as a single audit committee for NYSE listing standards purposes, Mr. Bernikow therefore currently serves on what can be considered to be a total of 2 audit committees of public companies (namely, the Company and the UBS Funds). However, if it were to be determined that the audit committees of the UBS Funds do not effectively function as a single audit committee, and that Mr. Bernikow therefore serves on what would be considered to be more than 2 public company audit committees, the Board has determined that such service on these audit committees does not impair his ability to effectively serve on the Company’s Audit Committee, specifically because: (i) Mr. Bernikow is retired and, accordingly, has a more flexible schedule and more time to commit to service as an Audit Committee and Board member, including on a full-time basis, if necessary; (ii) Mr. Bernikow has significant professional accounting experience and expertise, which renders him highly qualified to effectively and efficiently serve on multiple audit committees; (iii) the audit committees of the UBS Funds effectively function as a single, consolidated audit committee; (iv) the issues considered at the UBS Funds audit committee meetings generally apply universally to the entire group of funds; and (v) Mr. Bernikow has served as a member of the Company’s Audit Committee since 2003 and his service on other audit committees has not impaired his ability to effectively serve on the Company’s Audit Committee during this period.

Item 11. Executive Compensation

DIRECTOR COMPENSATION

The following Director Compensation table shows all compensation the Company’s Directors paid in respect of their service on the Board for 2021:

Name (a)	Fees Earned or Paid in Cash (b)	All Other Compensation (c)	Total
Ronald O. Perelman	—	—	—
E. Scott Beattie	$109,844	$312,506	$422,350
Alan Bernikow	$136,895	$23,879	$160,774
Kristin Dolan	$119,395	—	$119,395
Cristiana Falcone	$76,891*	—	$76,891
Ceci Kurzman	$119,395	$23,879	$143,274
Victor Nichols	$119,395	—	$119,395
Debra Perelman	—	—	—
Barry F. Schwartz	$109,844	$23,879	$133,723
*Net of withholding taxes

(a)Mr. Perelman and Ms. Perelman did not receive any compensation for their service as Directors during 2021. For Ms. Perelman, see the “Summary Compensation Table” regarding compensation earned by Ms. Perelman in her role as the Company’s President & CEO during 2021.

(b)For 2021 services, following a temporary reduction during a portion of 2020, the Board compensation program consisted of: (i) an annual Board retainer of $115,000; (ii) an additional annual retainer of $10,000 for each committee chairman; and (iii) an additional annual Audit Committee membership retainer of $10,000. There were no Board or committee meeting fees during 2021.

(c)For Mr. Beattie, the amount shown under the “All Other Compensation” column reflects fees received by Mr. Beattie in respect of 2021 for advisory services to the Company, pursuant to the terms of an Amended and Restated Consulting Agreement dated March 11, 2020 (the “Beattie 2020 Consulting Agreement”), pursuant to which Mr. Beattie agreed to serve as Senior Advisor to the Company’s CEO for a fee of $250,000 per year (the “Annual Advisory Fee”), supplemental to the Board’s compensation program for non-employee Directors. On March 10, 2021, the Company and Mr. Beattie entered into an Amendment to the Beattie 2020 Consulting Agreement, effective April 1, 2021 (the “Amended Beattie Agreement”), pursuant to which he agreed to continue to provide advisory services to the Company until April 1, 2022. As compensation for Mr. Beattie’s advisory services during the term of the Amended Beattie Agreement, and in lieu of cash compensation, the Company agreed to grant him RSUs equivalent in value to the Annual Advisory Fee, subject to vesting over 12 months, plus an additional true-up of RSUs (the “True-Up Shares”) in the event his original RSU grant does not have an aggregate value on the applicable vesting dates equal to

REVLON, INC. AND SUBSIDIARIES
the Annual Advisory Fee. The grant date value of this RSU award is included in this column, as determined in accordance with FASB ASC Topic 718. For a discussion of valuation assumptions, see Note 12, "Stock Compensation Plan" to the Company's Audited Consolidated Financial Statements in the Company's 2021 Form 10-K.

This column also includes the following: For 2021 service, following a temporary reduction during a portion of 2020, Products Corporation’s non-employee Directors (i.e., those Directors who were not receiving compensation as officers or employees of the Company or any of its affiliates) were paid an annual retainer fee of $25,000. For Messrs. Bernikow and Schwartz, as well as Ms. Kurzman, the amounts shown under the “All Other Compensation” column reflect fees received in respect of 2021 as members of Products Corporation’s Board. Mr. Perelman, as well as Ms. Perelman, also served as Directors of Products Corporation during 2021, but received no fees for such services.

EXECUTIVE COMPENSATION

The following table sets forth the compensation the Company paid to its 2021 NEOs for services during the last 2 years:

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($) (a)	Bonus ($) (b)	Stock Awards $ (c)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (d)	Total ($)

Debra Perelman President & CEO	2021	1,158,942	—	5,450,000	—	—	168,998	6,777,940
	2020	936,779	693,309	4,750,000	—	—	84,184	6,464,272

Victoria Dolan CFO	2021	690,708	—	1,500,000	—	—	72,451	2,263,159
	2020	547,200	288,417	500,000	—	—	39,489	1,375,106

____________________

(a)The amounts set forth under the “Salary” column reflect salary adjustments during the year as described below under “Employment Agreements.”

(b)Under the Company’s Annual Bonus Program for 2021, Ms. Perelman had a 2021 target bonus of $1,392,000 (i.e., 120% of her annualized base salary of $1,160,000). This bonus was contingent on two metrics: Adjusted EBITDA (weighted 80%) and Net Sales (weighted 20%) as well as an upward or downward adjustment for individual performance. The Company's compensation committee ("Compensation Committee") approved targets for these metrics in March 2021. For Ms. Perelman, the amount shown in column (b) for 2021 reflects the Company’s payout at 0%.

For Ms. Dolan, who had a 2021 target bonus of $595,000 (i.e., 85% of her annualized base salary of $700,000), the amount shown in column (b) for 2021 reflects the Company’s payout at 0%.

(c)Amounts set forth under the “Stock Awards” column reflect the aggregate grant date fair value of restricted stock units granted during the applicable year, as determined in accordance with FASB ASC Topic 718. For a discussion of valuation assumptions, see Note 12, “Stock Compensation Plan” to the Company's Audited Consolidated Financial Statements in the Company’s 2021 Form 10-K.

For Ms. Perelman, the amount set forth under the “Stock Awards” column for 2021 reflects her 2021 LTIP target award under the Stock Plan in the form of 514,636 RSUs. This 2021 LTIP is 100% time-based RSUs that are scheduled to vest 50% in March 2022, 25% in March 2023 and 25% in March 2024, subject to her remaining employed on each vesting date.

For Ms. Dolan, the amount set forth under the “Stock Awards” column for 2021 reflects her 2021 LTIP target award under the Stock Plan in the form of 141,643 RSUs. This 2021 LTIP is 100% time-based RSUs that are scheduled to

REVLON, INC. AND SUBSIDIARIES
vest 50% in March 2022, 25% in March 2023 and 25% in March 2024, subject to her remaining employed on each vesting date.

For 2021, this amount also includes the value of a tranche of the performance-based portion of LTIP awards from prior years because the Compensation Committee established financial targets in March 2021 applicable to the second 1-year performance period of the 2020 LTIP and the third 1-year performance period of the 2019 LTIP, each as described below in “Outstanding Equity Awards at Fiscal Year-End.” The financial targets included targets for Adjusted EBITDA (weighted 100%).

(d)For 2020 and 2021, the amounts shown under the “All Other Compensation” column in the table above consist of:

a.Name	Year	Car Allowance ($)	Tax Preparation and Financial Counseling Services ($)	Profit Sharing and Matching Contributions¹ ($)	Supplemental Medical Coverage ($)	Other Perquisites ($)	Separation Benefits ($)	Total All Other Compensation ($)
Debra Perelman	2021	30,000	10,000	60,213	68,785	—	—	168,998
	2020	—	10,000	8,550	65,634	—	—	84,184
Victoria Dolan	2021	24,000	10,000	38,002	449	—	—	72,451
	2020	24,000	10,000	5,040	449	—	—	39,489

Notes:

¹ The amounts shown under “Profit Sharing and Matching Contributions” column are under the Amended and Restated Revlon Excess Savings Plan and the 401(k) Plan.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table sets forth certain information regarding RSUs held by the 2021 NEOs under the Second Amendment to the Fourth Amended and Restated Revlon, Inc. Stock Plan (the "Revlon Stock Plan") which had not vested and remained outstanding as of December 31, 2021.

	Stock Awards
Name	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (b)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (a)
Debra Perelman	837,508	9,497,341
Victoria Dolan	175,629	1,991,633

(a)The market value is based on the $11.34 per share NYSE closing price of Revlon Common Stock on December 31, 2021.

(b)The RSUs granted to Ms. Perelman under the 2019 LTIP represent the sum of (1) 105,321 time-based RSUs vesting ratably over a 3-year service period in 3 equal installments on March 15, 2020 (of which 35,107 shares vested on March 15, 2020), March 15, 2021 (of which 35,107 shares vested on March 15, 2021), and March 15, 2022; and (2) 105,322 performance-based RSUs that are scheduled to cliff-vest in March 2022 at the completion of the 3-year performance period (i.e., 2019, 2020 and 2021), based on the average degree of the Company’s achievement of its performance targets over the 3 separately-measured 1-year performance periods, which was achieved at the 22% level. The RSUs granted to Ms. Perelman under the 2020 LTIP represent the sum of (1) 158,756 time-based RSUs vesting ratably over a 3-year service period in 3 equal installments on March 15, 2021 (of which 52,919 shares vested on March 15, 2021), March 15, 2022 and March 15, 2023; and (2) 158,757 performance-based RSUs that are scheduled to cliff-vest in March 2023 at the completion of the 3-year performance period (i.e., 2020, 2021 and 2022), based on the average degree of the Company’s achievement of its performance targets over the 3 separately-measured 1-year performance periods. The RSUs granted to Ms. Perelman under the 2021 LTIP represent 514,636 time-based RSUs vesting 50% in March 2022, 25% in March 2023 and 25% in March 2024.

The RSUs granted to Ms. Dolan under the 2019 LTIP represent the sum of (1) 11,086 time-based RSUs vesting ratably over a 3-year service period in 3 equal installments on March 15, 2020 (of which 3,695 shares vested on March 15,

REVLON, INC. AND SUBSIDIARIES
2020), March 15, 2021 (of which 3,695 shares vested on March 15, 2021) and March 15, 2022; and (2) 11,086 performance-based RSUs that are scheduled to cliff-vest in March 2022 at the completion of the 3-year performance period (i.e., 2019, 2020 and 2021), based on the average degree of the Company’s achievement of its performance targets over the 3 separately-measured 1-year performance periods, which was achieved at the 22% payout level. This amount does not include a 2019 TIP award that fully vested on December 31, 2021. The RSUs granted to Ms. Dolan under the 2020 LTIP represent the sum of (1) 16,711 time-based RSUs vesting ratably over a 3-year service period in 3 equal installments on March 15, 2021 (of which 5,570 shares vested on March 15, 2021), March 15, 2022 and March 15, 2023; and (2) 16,711 performance-based RSUs that are scheduled to cliff-vest in March 2023 at the completion of the 3-year performance period (i.e., 2020, 2021 and 2022), based on the average degree of the Company’s achievement of its performance targets over the 3 separately-measured 1-year performance periods. The RSUs granted to Ms. Dolan under the 2021 LTIP represent 141,643 time-based RSUs vesting 50% in March 2022, 25% in March 2023 and 25% in March 2024.

Other than under the 2019 LTIPs, which are reported based on actual performance because the performance period ended December 31, 2021, all performance-based RSUs are reported at target level in this table.

EMPLOYMENT AGREEMENTS AND PAYMENTS UPON TERMINATION
AND CHANGE OF CONTROL
Employment Agreements

During fiscal year 2021, the Company maintained employment agreements with all of its 2021 NEOs, summaries of which are set forth below:

Debra Perelman

The Company and Products Corporation entered into an amended and restated employment agreement with Ms. Perelman (the “CEO Employment Agreement”) on November 16, 2018 to reflect her role as the Company’s President and CEO.

The term of the CEO Employment Agreement is at will and provides that Ms. Perelman will receive an annual base salary of not less than $1,125,000, with a target annual bonus opportunity of not less than 100% of her base salary under the Incentive Compensation Plan, with the possibility of exceeding such amount based upon over-achievement of the Company’s performance objectives up to a maximum of 200% of her base salary.

On March 10, 2021, the Board of Directors approved the following compensation for Ms. Perelman for 2021: a base salary of $1,160,000 effective February 27, 2021, an annual cash bonus target of 120% of her annualized base salary, and a 2021 LTIP target of $5,450,000.

Pursuant to the CEO Employment Agreement, Ms. Perelman is eligible to participate in the Company’s LTIP programs. She is also eligible to participate in other benefit and perquisites plans generally made available to the Company’s other senior executives at her level and to continue her participation in the MacAndrews & Forbes basic and executive health insurance plans (for which the Company reimburses MacAndrews & Forbes pursuant to the Reimbursement Agreements (as hereinafter defined)).

Pursuant to the CEO Employment Agreement, (i) if the Company terminates Ms. Perelman’s employment without “cause” or if she resigns for “good reason,” she is eligible to receive: (A) her annual base salary plus prior year bonus, paid in equal installments over a 12-month period; (B) her annual bonus with respect to the year prior to the year of termination (if not already paid as of any such termination date) (the “CEO Prior Year Bonus”); (C) her annual bonus with respect to the year of termination, based on actual performance and pro-rated for the number of days actually worked during such year (the “CEO Pro-Rated Bonus”); (D) accelerated vesting of the any outstanding 2019 LTIP awards, subject to achievement of any applicable performance goals, and continued vesting of any other outstanding LTIP awards during the 12-month period following the date of termination or resignation, subject to achievement of any applicable performance goals; and (E) up to 12 months of medical, vision and dental benefits; and (ii) if the Company terminates Ms. Perelman’s employment without “cause” or if she resigns for “good reason” within a 24-month period following a change of control, she is eligible to receive: (A) a lump-sum payment equal to two times her base salary plus average bonus paid over the prior five years (or over such shorter time period during which she was eligible for a bonus); (B) the CEO Prior Year Bonus; (C) the CEO Pro-Rated Bonus; (D) accelerated vesting of the time-based and performance-based portions of any outstanding LTIP awards; and (E) up to 12 months of medical, vision and dental benefits. In the event of a change of control, pursuant to the terms of the awards currently outstanding, all of her unvested time-based LTIP awards would vest and the restrictions applicable to all of her unvested performance-based LTIP awards would lapse, in each case as of immediately prior to the change of control, with any performance-based portion accelerated at target if prior to the end of a performance period.

REVLON, INC. AND SUBSIDIARIES
Victoria Dolan

On March 12, 2018, the Company and Products Corporation entered into an employment agreement with Ms. Dolan (the “CFO Employment Agreement”), which, among other things, provides that she will serve as the Company’s CFO at an annual base salary of not less than $600,000, with a target annual bonus under the Incentive Compensation Plan of not less than 75% of her base salary, with the possibility of exceeding such amount based upon the Company’s and/or her over-achievement of the applicable performance objectives.

On March 10, 2021, the Board of Directors approved the following compensation for Ms. Dolan for 2021: a base salary of $700,000 effective February 27, 2021, an annual cash bonus target of 85% of her annualized base salary, and a 2021 LTIP target of $1,500,000.

During her employment with the Company, Ms. Dolan is eligible to participate in the Company’s LTIP programs and in other benefit and perquisite plans generally made available to the Company’s other senior executives at her level.

While the term of the CFO Employment Agreement is indefinite, it may be terminated by the Company pursuant to certain termination provisions. If the Company terminates Ms. Dolan’s employment for any reason other than for “cause,” or she resigns due to a material breach by the Company of the agreement, she would be eligible to receive the greater of: (a) the benefits provided under the Company’s Executive Severance Pay Plan (as described below); and (b) payment of base salary for 12 months; prior year bonus (if not already paid); annual bonus for the year of termination, based on actual performance results and pro-rated for the number of days actively employed during that year; and 12 months of medical, vision and dental benefits. In addition, pursuant to the terms of her 2019 LTIP, she would receive accelerated vesting of time-based RSUs that would have vested in the 12 months following the date of termination. The Executive Severance Pay Plan currently provides, for an executive officer terminated without cause, for base salary continuation for 12 months, plus an additional 2 weeks of base salary for each full year of service with the Company, up to a total of 18 months.

Upon a change of control, the term of the CFO Employment Agreement would be extended for 24 months from the effective date of such change of control and if, within such period, Ms. Dolan terminated her employment for “good reason” or if the Company terminated her employment other than for “cause,” she would receive: (i) 2 times the sum of (a) her base salary and (b) her average gross bonus earned over the previous 5 years (or over such shorter time period during which she was eligible for a bonus); and (ii) 24 months’ continuation of fringe benefits. In the event of a change of control, (i) pursuant to the terms of the awards currently outstanding, all of her unvested time-based LTIP awards would vest and the restrictions applicable to all of her unvested performance-based LTIP awards would lapse, in each case as of immediately prior to the change of control, with any performance-based portion accelerated at target if prior to the end of a performance period; and (ii) pursuant to the CFO Employment Agreement, any unvested restricted shares would immediately vest.

Payments Upon Termination and Change of Control

Debra Perelman

Under Ms. Perelman’s CEO Employment Agreement, if she was terminated without “cause” or resigned from employment for “good reason” on December 31, 2021, or in the event of any such termination in connection with a “change of control,” as the case may be, the estimated aggregate termination benefits would have been the following:

	Termination Without “Cause” or for “Good Reason”		Termination Without “Cause” or for “Good Reason” in connection with a “Change of Control”
Compensation Element	Severance Benefit	Approximate Cost	Severance Benefit	Approximate Cost
Base Salary	12 months	$1,160,000	24 months	$2,320,000
Bonus	Annual bonus earned for the year prior to the year of termination	$693,309	2 times the average amount of the gross bonus amounts earned over up to 5 calendar years of Revlon employment preceding termination	$492,905
2021 Annual Bonus	Pro-rated, based on actual results	$0	Pro-rated, based on actual results	$0
Medical, Vision and Dental Insurance	Up to 12 months (or earlier if eligible or coverage with new employer or COBRA period ends)	$68,785	Up to 12 months	$68,785
2019 LTIP	Pro-rated for period of service during the performance period based on actual results, provided that time-based portion of LTIP accelerated to date of termination	$1,314,167	Unvested time-based and performance-based portions vest in full at target	$3,166,667
2020 LTIP	Pro-rated through 12 months post termination based on the actual results for the performance-based portion	$3,166,667	Unvested time-based and performance-based portions vest in full at target	$3,958,333

REVLON, INC. AND SUBSIDIARIES

2021 LTIP	Pro-rated through 12 months post termination	$2,725,000	Unvested time-based and performance-based portions vest in full at target	$5,450,000

Total:		$9,154,928	Total:	$15,456,690

Ms. Dolan

Under Ms. Dolan’s CFO Employment Agreement, if she was terminated without “cause” or resigned from employment for “good reason” on December 31, 2021, or in the event of any such termination in connection with a “change of control,” as the case may be, the estimated aggregate termination benefits would be the following:

	Termination Without “Cause” or for “Good Reason”		Termination Without “Cause” or for “Good Reason” in connection with a “Change of Control”
Compensation Element	Severance Benefit	Approximate Cost	Severance Benefit	Approximate Cost
Base Salary	12 months	$700,000	24 months	$1,400,000
Bonus	Pro-rated based on actual results	$0	2 times the average amount of the gross bonus amounts earned over up to 5 calendar years of Revlon employment preceding termination	$369,209
Life Insurance	12 months	$1,329	24 months	$2,657
Medical, Vision and Dental Insurance	12 months (or earlier if eligible or coverage with new employer or COBRA period ends)	$449	24 months (Executive waived medical coverage)	$899
2019 LTIP	Unvested next time-based tranche vests	$83,333	Unvested time-based and performance-based portions vest in full at target	$333,334
2020 LTIP	n/a	--	Unvested time-based and performance-based portions vest in full at target	$416,667
2021 LTIP	n/a		Unvested time-based and performance-based portions vest in full at target	$1,500,000
Profit Sharing and Matching Contributions	__	__	24 months	$36,600
Tax Preparation and Financial Counseling Services	__	__	24 months	$20,000
Car Allowance	—	—	24 months	$48,000
Total:		$785,111	Total:	$4,127,366

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of March 1, 2022 (except as otherwise noted), the number of shares of each class of the Company’s voting capital stock beneficially owned, and the percent so owned (based on 53,696,987 shares outstanding as of March 1, 2022), by: (i) each person known to the Company to be the beneficial owner of more than 5% of any class of the Company’s voting securities; (ii) each current Director of the Company; (iii) our NEOs; and (iv) as a group, all current Directors and NEOs. The number of shares owned are those beneficially owned, as determined under the SEC’s applicable rules, and such information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial or economic ownership includes any shares of voting capital stock as to which a person has sole or shared voting power or investment power and any shares of voting capital stock which the person has the right to acquire within 60 days through the exercise of any option, warrant or right, through conversion of any security or pursuant to the automatic termination of a power of attorney or revocation of a trust, discretionary account or similar arrangement.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (Revlon Common Stock)	Percentage of Class (Revlon Common Stock)
Ronald O. Perelman(1) c/o MacAndrews & Forbes Incorporated, 31 E. 62nd St., New York, NY 10065	46,223,321	86.08%
E. Scott Beattie(2) c/o Revlon, One New York Plaza, 50th Floor, New York, NY 10004	70,690	*

REVLON, INC. AND SUBSIDIARIES

Alan Bernikow c/o Revlon, One New York Plaza, 50th Floor, New York, NY 10004	13,250	*
Kristin Dolan c/o Revlon, One New York Plaza, 50th Floor, New York, NY 10004	—	—
Victoria Dolan(3) c/o Revlon, One New York Plaza, 50th Floor, New York, NY 10004	113,260	*
Cristiana Falcone c/o Revlon, One New York Plaza, 50th Floor, New York, NY 10004	—	—
Ceci Kurzman c/o Revlon, One New York Plaza, 50th Floor, New York, NY 10004	—	—
Victor Nichols c/o Revlon, One New York Plaza, 50th Floor, New York, NY 10004	—	—
Debra Perelman(3) c/o Revlon, One New York Plaza, 50th Floor, New York, NY 10004	297,123	*
Barry F. Schwartz c/o MacAndrews & Forbes Incorporated, 31 E. 62nd St., New York, NY 10065	—	—
All Current Directors and Executive Officers, as a Group (10 Persons)	46,717,644	87.00%

* Less than one percent.
_____________________________________________________

(1)Mr. Perelman, through MacAndrews & Forbes, beneficially owned 46,223,321 shares of Revlon Common Stock, representing approximately 86.08%) of the Company’s issued and outstanding voting capital stock as of March 1, 2022. MacAndrews & Forbes has advised the Company that it has pledged shares of Revlon Common Stock to secure certain obligations of MacAndrews & Forbes. Additional shares of the Company and shares of common stock of intermediate holding companies between the Company and MacAndrews & Forbes may from time-to-time be pledged to secure obligations of MacAndrews & Forbes. A default under any of these obligations that are secured by the pledged shares could cause a foreclosure with respect to such shares of Revlon Common Stock, Products Corporation’s common stock or stock of intermediate holding companies between the Company and MacAndrews & Forbes. A foreclosure upon any such shares of common stock or dispositions of shares of Revlon Common Stock, Products Corporation’s common stock or stock of intermediate holding companies between the Company and MacAndrews & Forbes that are beneficially owned by MacAndrews & Forbes could, in a sufficient amount, constitute a “change of control” under (i) the Term Credit Agreement, dated as of September 7, 2016, by and among Products Corporation, as borrower, Revlon, certain lenders party thereto and Citibank, N.A. as administrative agent and collateral agent (as may be amended, supplemented or otherwise modified from time to time, the “2016 Credit Agreement”), (ii) the Asset-Based Revolving Credit Agreement, dated as of September 7, 2016, by and among Products Corporation, as borrower, Revlon, certain local borrowing subsidiaries from time to time party thereto, certain lenders and issuing lenders party thereto and Citibank, N.A., as administrative agent, collateral agent, issuing lender and swingline lender (as may be amended, supplemented or otherwise modified from time to time, the “Amended 2016 Revolving Credit Facility” and together with the 2016 Credit Agreement, the “2016 Credit Agreements”), (iii) the Asset-Based Term Loan Credit Agreement, dated as of March 2, 2021, by and among Revlon Finance LLC, a wholly-owned subsidiary of Products Corporation, as borrower, certain foreign subsidiaries of Products Corporation party thereto as guarantors, the lenders party thereto and Blue Torch Finance LLC, as administrative and collateral agent (as may be amended, supplemented or otherwise modified from time to time, the “2021 Foreign Asset-Based Term Agreement”), (iv) the 2020 BrandCo Credit Agreement, dated as of May 7, 2020, by and among Products Corporation, Revlon and Jefferies Finance LLC, as administrative and collateral agent (as may be amended, supplemented or otherwise modified from time to time, the “2020 BrandCo Credit Agreement”) and (v) Products Corporation’s 6.25% Senior Notes due 2024 (the “6.25% Senior Notes”) issued pursuant to that certain indenture, dated as of August 4, 2016, by and among Products Corporation, as issuer, the guarantor parties thereto and U.S. Bank N.A., as trustee (as may be amended, supplemented or otherwise modified from time to time, the “6.25% Senior Notes Indenture”). A change of control constitutes an event of default under the 2016 Credit Agreements, the 2021 Foreign Asset-Based Term Facility and the 2020 BrandCo Credit Agreement that would permit Products Corporation’s and its subsidiaries’ lenders to accelerate amounts outstanding under such facilities. In addition, holders of the 6.25% Senior Notes may require Products Corporation to repurchase their respective notes under those circumstances in accordance with the 6.25% Senior Notes Indenture.

(2)Includes shares subject to issuance upon vesting and settlement of outstanding RSUs within 60 days. Does not include any True-Up RSUs that may be granted following April 1, 2022 under the Amended Beattie Agreement as described under “Director Compensation” above.

(3)Reflects the vesting of RSUs on March 15, 2022 (including the net withholding of shares for tax purposes and the issuance of vested shares). No other RSUs are scheduled to vest within 60 days.

REVLON, INC. AND SUBSIDIARIES

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth as of December 31, 2021, with respect to all equity compensation plans of the Company previously approved and not previously approved by its stockholders: (i) the number of securities to be issued upon the exercise of outstanding options, warrants and rights; (ii) the weighted-average exercise price of such outstanding options, warrants and rights; and (iii) the number of securities remaining available for future issuance under such equity compensation plans, excluding securities reflected in column (a).

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Previously Approved by Stockholders: Stock Plan	2,542,577 (1)	N/A(2)	2,678,618(3)
Not Previously Approved by Stockholders:	—	—	—

(1) The amount shown under column (a) reflects the number of outstanding RSUs as of December 31, 2021.

(2) The restricted stock units described under column (a) have no exercise price.

(3) As of December 31, 2021, all of these shares remained available for issuance as awards of any kind permissible under the
Stock Plan, including awards of restricted stock and restricted stock units.

Item 13. Certain Relationships and Related Transactions, and Director Independence

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

As of December 31, 2020 and December 31, 2021, MacAndrews & Forbes beneficially owned approximately 86.67% and 86.13% of the issued and outstanding shares of Revlon Common Stock, respectively. For additional information regarding MacAndrews & Forbes’ subsidiaries and affiliated entities holding such shares of Revlon Common Stock, see their most recent Schedule 13D/A filed with the SEC on December 30, 2021. MacAndrews & Forbes is beneficially owned by Ronald O. Perelman. Mr. Perelman is Chairman of Revlon and Products Corporation’s Board of Directors. As a result, MacAndrews & Forbes is able to elect the entire Board of Directors of Revlon and Products Corporation and control the vote on all matters submitted to a vote of Revlon’s and Products Corporation’s stockholders.

5.75% Senior Notes Exchange Offer

On November 13, 2020, Products Corporation completed an offer to exchange (the “Exchange Offer”) any and all of the then-outstanding $342.8 million aggregate principal amount of its 5.75% Senior Notes scheduled to mature on February 15, 2021 (the “5.75% Senior Notes”) for (i) $275 in cash plus a $50 early tender/consent fee payable for an aggregate of $325 in cash, or (ii) for certain holders, a combination of (1) $200 in cash (plus a $50 early tender/consent fee, for an aggregate of $250 in cash), plus (2) a mix of (A) $50 million in aggregate principal amount of new 2020 ABL FILO Term Loans (the “ABL FILO Term Loans”) and (B) $75 million in aggregate principal amount of the New BrandCo Second-Lien Term Loans (the “New BrandCo Second-Lien Term Loans” and together with the ABL FILO Term Loans, the “Mixed Consideration”), as described in the Company’s 2020 Form 10-K.

MacAndrews & Forbes tendered approximately $15.5 million of 5.75% Senior Notes into the Exchange Offer and, in exchange, received the Mixed Consideration as described above, in accordance with the terms and conditions of the Exchange Offer. Additionally, MacAndrews & Forbes acquired the rights to the Mixed Consideration to be received by certain holders in the Exchange Offer. Subsequently, MacAndrews & Forbes sold its interest in the ABL FILO Term Loans and the New BrandCo Second-Lien Term Loans in the open market, according to disclosures by MacAndrews & Forbes in Amendment No. 15 to their Schedule 13D.

REVLON, INC. AND SUBSIDIARIES
Transfer and Reimbursement Agreements

The Company, Products Corporation and MacAndrews & Forbes have entered into reimbursement agreements (the "Reimbursement Agreements") pursuant to which: (i) MacAndrews & Forbes is obligated to provide (directly or through its affiliates) certain professional and administrative services, including, without limitation, employees, to the Company, and to purchase services from third-party providers, such as insurance, legal, accounting and air transportation services, on behalf of the Company, to the extent requested by Products Corporation; and (ii) Products Corporation is obligated to provide certain professional and administrative services, including, without limitation, employees, to MacAndrews & Forbes and to purchase services from third-party providers, such as insurance, legal and accounting services, on behalf of MacAndrews & Forbes, to the extent requested by MacAndrews & Forbes, provided that in each case the performance of such services does not cause an unreasonable burden to MacAndrews & Forbes or Products Corporation, as the case may be.

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

In June 1992, the Company and Products Corporation entered into an asset transfer agreement (“Transfer Agreement”) with Company Holdings Inc. ("Revlon Holdings"), which is an affiliate of MacAndrews & Forbes. Revlon Holdings transferred certain assets to the Company and Products Corporation and the Company and Products Corporation assumed all of the liabilities of Revlon Holdings, other than certain specifically excluded assets and liabilities.

The net activity related to services purchased under the Transfer and Reimbursement Agreements during the year ended December 31, 2021 and 2020 was $0.2 million income and $0.8 million income, respectively. As of both December 31, 2021 and December 31, 2020, a receivable balance of $0.1 million from, and a receivable balance of $0.1 million from, MacAndrews & Forbes, respectively, were included in the Company's Consolidated Balance Sheet for transactions subject to the Transfer and Reimbursement Agreements.

Registration Rights Agreement

Prior to the consummation of the Company's initial public equity offering in February 1996, the Company and the Company Worldwide Corporation (which subsequently merged into REV Holdings LLC, a Delaware limited liability company and a wholly-owned subsidiary of MacAndrews & Forbes ("REV Holdings")), the then direct parent of the Company entered into a registration rights agreement (the "Registration Rights Agreement"). In February 2003, MacAndrews & Forbes executed a joinder agreement to the Registration Rights Agreement, pursuant to which REV Holdings, MacAndrews & Forbes and certain transferees of Revlon's Common Stock held by REV Holdings (the "Holders") have the right to require the Company to register under the Securities Act of 1933, as amended (the "Securities Act") all or part of the Revlon Common Stock owned by such Holders, including, without limitation, the shares of Revlon Common Stock purchased by MacAndrews & Forbes in connection with the Company's 2003 $50.0 million equity rights offering and the shares of Revlon Common Stock

REVLON, INC. AND SUBSIDIARIES
which were issued to REV Holdings upon its conversion of all 3,125,000 shares of its Class B Common Stock in October 2013 (a "Demand Registration"). In connection with closing the 2004 the Company Exchange Transactions and pursuant to the 2004 Investment Agreement, MacAndrews & Forbes executed a joinder agreement that provided that MacAndrews & Forbes would also be a Holder under the Registration Rights Agreement and that all shares acquired by MacAndrews & Forbes pursuant to the 2004 Investment Agreement are deemed to be registrable securities under the Registration Rights Agreement. This included all of the shares of Revlon Common Stock acquired by MacAndrews & Forbes in connection with the Company’s March 2006 $110 million rights offering of shares of its Revlon Common Stock and related private placement to MacAndrews & Forbes, and the Company’s January 2007 $100 million rights offering of shares of its Revlon Common Stock and related private placement to MacAndrews & Forbes. Pursuant to the Registration Rights Agreement, in 2009 the Company registered under the Securities Act all 9,336,905 shares of Revlon Common Stock issued to MacAndrews & Forbes in the 2009 Exchange Offer, in which, among other things, the Company issued to MacAndrews & Forbes shares of Revlon Common Stock at a ratio of one share of Revlon Common Stock for each $5.21 of outstanding principal amount of the then-outstanding Senior Subordinated Term Loan that MacAndrews & Forbes contributed to the Company.

The Company may postpone giving effect to a Demand Registration for a period of up to 30 days if the Company believes such registration might have a material adverse effect on any plan or proposal by the Company with respect to any financing, acquisition, recapitalization, reorganization or other material transaction, or if the Company is in possession of material non-public information that, if publicly disclosed, could result in a material disruption of a major corporate development or transaction then pending or in progress or could result in other material adverse consequences to the Company. In addition, the Holders have the right to participate in registrations by the Company of its Revlon Common Stock (a "Piggyback Registration"). The Holders will pay all out-of-pocket expenses incurred in connection with any Demand Registration. The Company will pay any expenses incurred in connection with a Piggyback Registration, except for underwriting discounts, commissions and expenses attributable to the shares of Revlon Common Stock sold by such Holders.

2020 Restated Line of Credit Facility

As previously disclosed, in light of the upcoming maturity on July 9, 2021 of that certain Asset-Based Term Facility pursuant to the Asset-Based Term Loan Credit Agreement, dated as of July 9, 2018, by and among Revlon Holdings B.V., a wholly-owned indirect subsidiary of Products Corporation, Revlon Finance LLC, a wholly-owned subsidiary of Revlon Holdings B.V., the other loan parties and guarantors party thereto, the lenders party thereto and Citibank, N.A., as administrative and collateral agent (as may be amended, supplemented or modified from time to time, the “2018 Foreign Asset-Based Term Facility”) and the expiration on December 31, 2020 of that certain Senior Unsecured Line of Credit Agreement, dated as of June 30, 2019, by and between Products Corporation and MacAndrews & Forbes Group, LLC (as may be amended, supplemented or modified from time to time, the “Amended 2019 Senior Line of Credit Facility”), the Company sought to refinance or extend both the 2018 Foreign Asset-Based Term Facility and the Amended 2019 Senior Line of Credit Facility. Products Corporation sought to do so in order to reinforce its liquidity position to be better able to address the current business and economic environment and prepare for any further potential disruptions to its business and operations as may be brought on by the ongoing COVID-19 pandemic or other events.

As a result, and anticipating a future refinancing of the 2018 Foreign Asset-Based Term Facility (a “Future Refinanced European ABL Facility”), on September 28, 2020, Products Corporation and MacAndrews & Forbes Group, LLC (“M&F”) entered into the Second Amended and Restated 2019 Senior Unsecured Line of Credit Facility (the “2020 Restated Line of Credit Facility”), which amended and restated the Amended 2019 Senior Line of Credit Facility and would have provided Products Corporation with up to a $30 million tranche of a new facility of the 2018 Foreign Asset-Based Term Facility (the “New European ABL FILO Facility”) that would be secured on a “last-out” basis by the same collateral as the 2018 Foreign Asset-Based Term Facility or, if no Future Refinanced European ABL Facility were obtained, a stand-alone $30 million credit facility secured by the same collateral as the 2018 Foreign Asset-Based Term Facility when that facility was terminated, in each case, subject to a borrowing base. As of December 31, 2020, there were no borrowings outstanding under the 2020 Restated Line of Credit Facility, and the 2020 Restated Line of Credit Facility terminated on such date. M&F’s commitment in respect of the New European ABL FILO Facility survived the termination of the 2020 Restated Line of Credit Facility and, if not used, would have terminated on July 9, 2021.

The New European ABL FILO Facility would have matured on (x) the maturity date of any such Future Refinanced European ABL Facility or (y) if there were no Future Refinanced European ABL Facility, July 9, 2022. To the extent the Future Refinanced European ABL Facility exceeded $35.0 million in principal amount, the amount available under the New European ABL FILO Facility would decrease on a dollar-for-dollar basis, such that, if Products Corporation were able to obtain a Future Refinanced ABL Facility of $65.0 million from third parties, there would be no amounts available under the New European ABL FILO Facility. The interest rate for the New European ABL FILO Facility would be LIBOR plus 10.00%. The covenants for the New European ABL FILO Facility would be substantially the same as those applicable to the 2018 European ABL Facility.

REVLON, INC. AND SUBSIDIARIES
Upon the closing of the $75.0 million 2021 Asset-Based Term Facility on March 2, 2021 without the participation of M&F as a lender, M&F’s commitment in respect of the New European ABL FILO Facility under the 2020 Restated Line of Credit Facility terminated in accordance with its terms.

Other Transactions

Certain of Products Corporation’s debt obligations, including the 2016 Credit Agreements, the 2020 BrandCo Credit Agreement and Products Corporation's 6.25% Senior Notes, have been, and may in the future be, supported by, among other things, guarantees from all of Products Corporation's domestic subsidiaries (subject to certain limited exceptions) and, for the 2016 Credit Agreements and the 2020 BrandCo Credit Agreement, guarantees from Revlon. The obligations under such guarantees are secured by, among other things, all of the capital stock of Products Corporation and, its domestic subsidiaries (subject to certain limited exceptions) and 66% (or, in the case of the 2020 BrandCo Credit Agreement, 100%) of the capital stock of Products Corporation's and its domestic subsidiaries' first-tier foreign subsidiaries.

During the year ended December 31, 2021 and 2020, the Company engaged several companies in which MacAndrews & Forbes had a controlling interest to provide the Company with various ordinary course business services. These services included processing approximately $12.7 million and $32.6 million of coupon redemptions for the Company's retail customers for the year ended December 31, 2021 and 2020, respectively, for which the Company incurred fees of approximately $0.3 million and $0.9 million for the year ended December 31, 2021 and 2020, respectively, and other similar advertising, coupon redemption and raw material supply services, for which the Company had net payables aggregating to approximately $0.5 million and $0.3 million for the year ended December 31, 2021 and 2020, respectively. As of December 31, 2021 and December 31, 2020, payable balances of approximately $4.2 million and $0.6 million, respectively, were included in the Company's Consolidated Balance Sheet for the aforementioned coupon redemption services. The Company believes that its engagement of each of these affiliates was on arm's length terms, taking into account each firm's expertise in its respective field, and that the fees paid or received were at least as favorable as those available from unaffiliated parties.

As previously disclosed herein, the Board of Directors elected Ms. Debra Perelman as the Company’s Chief Operating Officer in January 2018 and then in May 2018 as its President and Chief Executive Officer. Ms. Perelman is the daughter of Ronald O. Perelman, the Chairman of the Company’s Board of Directors. Ms. Perelman’s compensation is disclosed above (see “Executive Compensation” above).

Also, as previously disclosed, E. Scott Beattie, who is a Director of Revlon, earned consulting fees. For descriptions of the consulting agreements with Mr. Beattie and the amounts earned by Mr. Beattie thereunder, see “Director Compensation” above.

Ms. Mitra Hormozi, former member of the Board, entered into a consulting agreement with the Company, dated November 7, 2019, pursuant to which she agreed to provide certain advisory services (the “Hormozi Consulting Agreement”). As previously disclosed in the Company’s Form 10-Q for the quarterly period ended September 30, 2019, pursuant to the Hormozi Consulting Agreement, Ms. Hormozi agreed to assist in transitioning oversight of the Company’s worldwide legal affairs to her successor for a fee of $250,000 per year (the “Hormozi Advisory Services Pay”) and she remained eligible to be paid her 2019 annual bonus award and vest in certain of her outstanding LTIP awards, in each case on a pro-rated basis and subject to the Company’s achievement of its applicable performance objectives (supplemental to the Board’s compensation program for non-employee Directors). The term of the Hormozi Consulting Agreement was for approximately one year, subject to earlier termination by either party on at least 30 days’ notice, among other standard termination rights. On March 30, 2020, in connection with the organizational measures taken by the Company in response to the COVID-19 pandemic, the Company and Ms. Hormozi agreed in writing that, effective April 1, 2020, she would suspend providing advisory services to the Company, and the Hormozi Advisory Services Pay would also be suspended. Ms. Hormozi resigned from the Company’s Board effective July 14, 2020, and in connection with her resignation, the Company and Ms. Hormozi terminated the Hormozi Consulting Agreement.

Director Independence

“CONTROLLED COMPANY” EXEMPTION

The Company is a “controlled company” (i.e., one in which more than 50% of the voting power for the election of directors is held by an individual, a group or another company) within the meaning of NYSE rules. Accordingly, the Company is not required to have a majority of independent directors, a nominating and corporate governance committee or a compensation committee (each of which committees, under the NYSE’s rules, would otherwise be required to be comprised entirely of independent directors). The Company currently avails itself of the NYSE’s “controlled-company” exemption from the requirement to have a nominating and corporate governance committee, and has from time to time not maintained a majority of independent directors.

REVLON, INC. AND SUBSIDIARIES
The Board has determined that the following Directors qualify as independent directors under Section 303A.02 of the NYSE Listed Company Manual and under the Revlon, Inc. Board Guidelines for Assessing Director Independence (the “Independence Guidelines”): Alan Bernikow, Kristin Dolan, Cristiana Falcone, Ceci Kurzman, Victor Nichols, and Barry Schwartz, representing a majority of the members of the Board. The Independence Guidelines are available at www.revloninc.com under the heading “Investors - Corporate Governance”.

As of December 31, 2021, all members of the Company’s Audit Committee (consisting of Alan Bernikow (Chairman), Kristin Dolan, Ceci Kurzman and Victor Nichols) and Compensation Committee (consisting of Alan Bernikow (Chairman) and Ceci Kurzman) were independent.

Item 14. Principal Accounting Fees and Services
AUDIT FEES

The Company’s Board of Directors maintains its Audit Committee in accordance with applicable SEC rules and the NYSE’s listing standards. In accordance with the Audit Committee’s charter, a printable and current copy of which is available at www.revloninc.com, the Audit Committee is directly responsible for the appointment, compensation, retention and oversight of the audit work of the Company’s and Products Corporation’s independent auditors for the purpose of preparing and issuing its audit reports or performing other audit, review or attestation services for the Company and Products Corporation. The independent auditors, KPMG, report directly to the Audit Committee and the Audit Committee is directly responsible for, among other things, reviewing in advance, and granting any appropriate pre-approvals of: (a) all auditing services to be provided by the independent auditor; and (b) all non-audit services to be provided by the independent auditor (as permitted by the Exchange Act), and in connection with such services to approve all fees and other terms of engagement, as required by the applicable rules under the Exchange Act and subject to the exemptions provided for in such rules.

The Audit Committee has an Audit Committee Pre-Approval Policy for pre-approving all permissible audit and non-audit services performed by KPMG. During 2021, an electronic printable copy of the 2021 Audit Committee Pre-Approval Policy was available at www.revloninc.com. An electronic printable copy of the 2022 Audit Committee Pre-Approval Policy is currently available at www.revloninc.com. The Audit Committee also has the authority to approve services to be provided by KPMG at its meetings and by unanimous written consents.
The aggregate fees billed for professional services by KPMG in 2021 and 2020 for these various services for the Company and Products Corporation in the aggregate are set forth in the table, below:

Types of Fees (USD in millions)	2021	2020
Audit Fees	$6.0	$8.1
Audit-Related Fees	$0.5	$0.5
Tax Fees	$5.4	$1.6
All Other Fees	—	—
Total Fees	$11.9	$10.2

In the above table, in accordance with the SEC definitions and rules: (a) “audit fees” are fees the Company paid KPMG for professional services rendered for: (i) the audits of the Company's and Products Corporation's annual financial statements and the effectiveness of the Company’s internal control over financial reporting; and (ii) the review of the financial statements included in the Company's and Products Corporation's Quarterly Reports on Form 10-Q, and for services that are normally provided by the auditor in connection with statutory and regulatory filings or engagements; (b) “audit-related fees” are fees billed by KPMG for assurance and related services that are traditionally performed by the auditor, including services performed by KPMG related to employee benefit plan audits and certain transactions, as well as attestation services not required by statute or regulation; (c) “tax fees” are fees for permissible tax compliance, tax advice and tax planning; and (d) “all other fees” are fees billed by KPMG to the Company for any permissible services not included in the first three categories.
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

REVLON, INC. AND SUBSIDIARIES
WEBSITE AVAILABILITY OF REPORTS, CORPORATE GOVERNANCE INFORMATION AND OTHER FINANCIAL INFORMATION
The Company maintains a comprehensive corporate governance program, including Corporate Governance Guidelines for Revlon’s Board of Directors, Revlon’s Board Guidelines for Assessing Director Independence and charters for Revlon’s Audit Committee and Compensation Committee. Revlon maintains a corporate investor relations website, www.revloninc.com, where stockholders and other interested persons may review, without charge, among other things, Revlon's corporate governance materials and certain SEC filings (such as Revlon's annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, annual reports, Section 16 reports reflecting certain changes in the stock ownership of Revlon’s Directors and Section 16 officers, and certain other documents filed with the SEC), each of which are generally available on the same business day as the filing date with the SEC on the SEC’s website http://www.sec.gov. Products Corporation's SEC filings are also available on the SEC's website http://www.sec.gov. In addition, under the section of the website entitled, "Corporate Governance," Revlon posts printable copies of the latest versions of its Corporate Governance Guidelines, Board Guidelines for Assessing Director Independence and charters for Revlon's Audit Committee and Compensation Committee, as well as the Company's Code of Conduct and Business Ethics, which includes the Company's Code of Ethics for Senior Financial Officers, and the Audit Committee Pre-Approval Policy. From time-to-time, the Company may post on www.revloninc.com certain presentations that may include material information regarding its business, financial condition and/or results of operations. The business and financial materials and any other statement or disclosure on, or made available through, the websites referenced herein shall not be deemed incorporated by reference into this Amendment.

REVLON, INC. AND SUBSIDIARIES

PART IV
Item 15. Exhibits, Financial Statement Schedules.

(a) The following documents were filed as part of the 2021 Form 10-K:
1. Financial Statements. The consolidated financial statements of the Company included in Part II, Item 8 of the 2021 Form 10-K.
2. Financial Statement Schedules. All schedules were omitted from the 2021 Form 10-K because they were not applicable or the required information was shown in the financial statements or notes thereto.
3. Exhibits. The exhibits listed on the Exhibit Index of the 2021 Form 10-K.

(b) The exhibit list in the Exhibit Index immediately preceding the signature page of this Amendment are being filed as part of this Amendment.

Exhibits

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

REVLON, INC. AND SUBSIDIARIES

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

REVLON, INC. AND SUBSIDIARIES

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

REVLON, INC. AND SUBSIDIARIES

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

REVLON, INC. AND SUBSIDIARIES

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

REVLON, INC. AND SUBSIDIARIES

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

21.	Subsidiaries.
21.1	Subsidiaries of Revlon, Inc. (incorporated by reference to Exhibit 21.1 to the 2021 Form 10-K).
23.	Consents of Experts and Counsel.
23.1	Consent of KPMG LLP. (incorporated by reference to Exhibit 23.1 to the 2021 Form 10-K).
24.	Powers of Attorney.
24.1	Power of Attorney executed by Ronald O. Perelman (incorporated by reference to Exhibit 24.1 to the 2021 Form 10-K).
24.2	Power of Attorney executed by E. Scott Beattie (incorporated by reference to Exhibit 24.2 to the 2021 Form 10-K).
24.3	Power of Attorney executed by Alan S. Bernikow (incorporated by reference to Exhibit 24.3 to the 2021 Form 10-K).
24.4	Power of Attorney executed by Kristin Dolan (incorporated by reference to Exhibit 24.4 to the 2021 Form 10-K).
24.5	Power of Attorney executed by Ceci Kurzman (incorporated by reference to Exhibit 24.5 to the 2021 Form 10-K).
24.6	Power of Attorney executed by Victor Nichols (incorporated by reference to Exhibit 24.6 to the 2021 Form 10-K).
24.7	Power of Attorney executed by Barry F. Schwartz (incorporated by reference to Exhibit 24.7 to the 2021 Form 10-K).
24.8	Power of Attorney executed by Cristiana Falcone (incorporated by reference to Exhibit 24.8 to the 2021 Form 10-K).
*31.1	Certification of Debra Perelman, Chief Executive Officer, dated March 31, 2022, pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.
*31.2	Certification of Victoria Dolan, Chief Financial Officer, dated March 31, 2022, pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.
*31.3	Certification of Debra Perelman, Chief Executive Officer, dated March 31, 2022, pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.
*31.4	Certification of Victoria Dolan, Chief Financial Officer, dated March 31, 2022, pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.
**32.1	Certification of Debra Perelman, Chief Executive Officer, dated March 31, 2022, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**32.2	Certification of Victoria Dolan, Chief Financial Officer, dated March 31, 2022, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**32.3	Certification of Debra Perelman, Chief Executive Officer, dated March 31, 2022, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**32.4	Certification of Victoria Dolan, Chief Financial Officer, dated March 31, 2022, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Revlon, Inc Audit Committee Pre-Approval Policy (incorporated by reference to Exhibit 99.1 to the 2021 Form 10-K).

REVLON, INC. AND SUBSIDIARIES

*101.SCH	Inline XBRL Taxonomy Extension Schema
*101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
*101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
*101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
*104	Cover Page Interactive Data File, formatted in Inline XBRL and contained in Exhibit 101

*Filed herewith.
**Furnished herewith.

S I G N A T U R E S
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: March 31, 2022

REVLON, INC.
By: /s/ Debra Perelman
Debra Perelman
President, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of Revlon, Inc. on March 31, 2022 and in the capacities indicated.

Signature	Title

/s/ Debra G. Perelman	President, Chief Executive Officer & Director
(Debra G. Perelman)
/s/ Victoria Dolan	Chief Financial Officer
(Victoria Dolan)
/s/ Beril Yildiz	Vice President, Chief Accounting Officer & Controller
(Beril Yildiz)
*	Chairman of the Board and Director
(Ronald O. Perelman)
*	Vice Chairman of the Board and Director
(E. Scott Beattie)
*	Director
(Alan S. Bernikow)
*	Director
(Kristin Dolan)
*	Director
(Cristiana Falcone)
*	Director
(Ceci Kurzman)
*	Director
(Victor Nichols)
*	Director
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

Dated: March 31, 2022

REVLON CONSUMER PRODUCTS CORPORATION
By: /s/ Debra Perelman
Debra Perelman
President, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of Revlon Consumer Products Corporation on March 31, 2022 and in the capacities indicated.

Signature	Title

/s/ Debra G. Perelman	President, Chief Executive Officer & Director
(Debra G. Perelman)
/s/ Victoria Dolan	Chief Financial Officer
(Victoria Dolan)
/s/ Beril Yildiz	Vice President, Chief Accounting Officer & Controller
(Beril Yildiz)
*	Chairman of the Board and Director
(Ronald O. Perelman)
*	Director
(Alan S. Bernikow)
*	Director
(Ceci Kurzman)
*	Director
(Barry F. Schwartz)

* Penny Tehrani-Littrell, by signing her name hereto, does hereby sign this report on behalf of the Directors of the registrant above whose typed names asterisks appear, pursuant to powers of attorney duly executed by such Directors and filed with the Securities and Exchange Commission.

By: /s/ Penny Tehrani-Littrell
Penny Tehrani-Littrell
Attorney-in-fact