Form 10-Q
period 2022-03-31
REVLON INC /DE/; REVLON CONSUMER PRODUCTS CORP
filed 2022-05-04
CIK 887921, 890547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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

Indicate by check mark whether each registrant is a shell company (as defined in Rule 12b-2 of the Act).

Revlon, Inc.	Yes	☐	No ☒
Revlon Consumer Products Corporation	Yes	☐	No ☒

Number of shares of common stock outstanding as of March 31, 2022:

Revlon, Inc. Class A Common Stock:	54,254,019
Revlon Consumer Products Corporation Common Stock:	5,260

At such date, (i) 46,223,321 shares of Revlon, Inc. Class A Common Stock were beneficially owned by MacAndrews & Forbes Incorporated and certain of its affiliates; and (ii) all shares of Revlon Consumer Products Corporation ("Products Corporation") Common Stock were held by Revlon, Inc.

Products Corporation meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q as, among other things, all of Products Corporation's equity securities are owned directly by Revlon, Inc., which is a reporting company under the Securities Exchange Act of 1934, as amended, and which filed with the SEC on May 4, 2022 all of the material required to be filed pursuant to Section 13, 14 or 15(d) thereof. Products Corporation is therefore filing this Form 10-Q with a reduced disclosure format applicable to Products Corporation.
2

REVLON, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

REVLON, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in millions, except share and per share amounts)

	March 31, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$70.0	$102.4
Trade receivables (net of allowance for doubtful accounts of $8.8 and $9.0, respectively)	337.8	383.8
Inventories, net	450.6	417.4
Prepaid expenses and other assets	133.9	136.0
Total current assets	992.3	1,039.6
Property, plant and equipment (net of accumulated depreciation of $555.7 and $551.3, respectively)	291.4	297.3
Deferred income taxes	54.0	42.8
Goodwill	562.5	562.8
Intangible assets (net of accumulated amortization and impairment of $333.8 and $326.4, respectively)	382.4	392.2
Other assets	92.2	97.8
Total assets	$2,374.8	$2,432.5

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities:
Short-term borrowings	$0.7	$0.7
Current portion of long-term debt	115.6	137.2
Accounts payable	263.7	217.7
Accrued expenses and other current liabilities	415.8	432.0
Total current liabilities	795.8	787.6
Long-term debt	3,307.1	3,305.5
Long-term pension and other post-retirement plan liabilities	143.9	147.3
Other long-term liabilities	206.6	206.2
Stockholders’ deficiency:
Class A Common Stock, par value $0.01 per share: 900,000,000 shares authorized; 61,082,225 and 58,005,142 shares issued, respectively	0.5	0.5
Additional paid-in capital	1,098.1	1,096.3
Treasury stock, at cost: 2,412,079 and 1,992,957 shares of Class A Common Stock, respectively	(40.8)	(37.6)
Accumulated deficit	(2,905.6)	(2,838.6)
Accumulated other comprehensive loss	(230.8)	(234.7)
Total stockholders’ deficiency	(2,078.6)	(2,014.1)
Total liabilities and stockholders’ deficiency	$2,374.8	$2,432.5

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

REVLON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(dollars in millions, except share and per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2022	2021

Net sales	$479.6	$445.0
Cost of sales	196.9	191.2
Gross profit	282.7	253.8
Selling, general and administrative expenses	256.9	260.5
Acquisition, integration and divestiture costs	0.2	0.6
Restructuring charges and other, net	1.9	5.4
Operating income (loss)	23.7	(12.7)
Other expenses:
Interest expense, net	62.1	58.9
Amortization of debt issuance costs	9.1	8.7
Foreign currency losses, net	7.8	3.3
Miscellaneous, net	1.9	1.2
Other expenses	80.9	72.1
Loss from operations before income taxes	(57.2)	(84.8)
Provision for income taxes	9.8	11.2
Net loss	$(67.0)	$(96.0)
Other comprehensive income (loss):
Foreign currency translation adjustments	1.0	(4.9)
Amortization of pension related costs, net of tax(a)(b)	2.9	3.5
Other comprehensive income, net	3.9	(1.4)
Total comprehensive loss	$(63.1)	$(97.4)

Basic and Diluted (loss) earnings per common share:	$(1.23)	$(1.79)

Weighted average number of common shares outstanding:
Basic	54,262,464	53,653,449
Diluted	54,262,464	53,653,449

(a) Net of tax benefit of nil for each of the three months ended March 31, 2022 and 2021.
(b) This amount is included in the computation of net periodic benefit costs (income). See Note 10, "Pension and Post-Retirement Benefits," for additional information regarding net periodic benefit costs (income).

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

REVLON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY
(dollars in millions, except share and per share amounts)
(Unaudited)

	Common Stock	Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Deficiency

Balance, January 1, 2022	$0.5	$1,096.3	$(37.6)	$(2,838.6)	$(234.7)	$(2,014.1)
Treasury stock acquired, at cost (a)	—	—	(3.2)	—	—	(3.2)
Stock-based compensation amortization	—	1.8	—	—	—	1.8
Net loss	—	—	—	(67.0)	—	(67.0)
Other comprehensive (loss) income, net (b)	—	—	—	—	3.9	3.9
Balance at March 31, 2022	$0.5	$1,098.1	$(40.8)	$(2,905.6)	$(230.8)	$(2,078.6)

	Common Stock	Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Deficiency
Balance, January 1, 2021	$0.5	$1,082.3	$(35.2)	$(2,631.7)	$(277.9)	$(1,862.0)
Treasury stock acquired, at cost (a)	—	—	(2.4)	—	—	(2.4)
Stock-based compensation amortization	—	3.1	—	—	—	3.1
Net loss	—	—	—	(96.0)	—	(96.0)
Other comprehensive (loss) income, net (b)	—	—	—	—	(1.4)	(1.4)
Balance, March 31, 2021	$0.5	$1,085.4	$(37.6)	$(2,727.7)	$(279.3)	$(1,958.7)
(a) Pursuant to the share withholding provisions of the Fourth Amended and Restated Revlon, Inc. Stock Plan (as amended, the "Stock Plan"), the Company withheld an aggregate of 419,122 and 162,496 shares of Revlon Class A Common Stock during the three months ended March 31, 2022 and 2021, respectively, to satisfy certain minimum statutory tax withholding requirements related to the vesting of restricted shares and restricted stock units ("RSUs") for certain senior executives and employees. These withheld shares were recorded as treasury stock using the cost method, at a weighted-average price per share of $7.66 and $14.95 during the three months ended March 31, 2022 and 2021, respectively, based on the closing price of Revlon Class A Common Stock as reported on the New York Stock Exchange (the "NYSE") consolidated tape on each respective vesting date, for a total of approximately $3.2 million and $2.4 million during the three months ended March 31, 2022 and 2021. See Note 11, "Stock Compensation Plan," for details regarding restricted stock awards and RSUs under the Stock Plan.
(b) See Note 13, "Accumulated Other Comprehensive Loss," regarding the changes in the accumulated balances for each component of other comprehensive loss during the three months ended March 31, 2022 and 2021, respectively.

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

REVLON, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in millions)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(67.0)	$(96.0)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	27.6	33.3
Foreign currency losses from re-measurement	7.9	3.3
Amortization of debt discount	0.2	0.4
Stock-based compensation amortization	1.8	3.1
Provision for (benefit from) deferred income taxes	(11.4)	1.7
Amortization of debt issuance costs	9.1	8.7
Pension and other post-retirement cost	1.1	1.3
Paid-in-kind interest expense on the 2020 BrandCo Facilities	4.7	4.6
Change in assets and liabilities:
Decrease in trade receivables	45.8	33.7
(Increase) decrease in inventories	(33.4)	18.7
Decrease (increase) in prepaid expenses and other current assets	2.1	(8.4)
Increase in accounts payable	46.8	2.8
Decrease in accrued expenses and other current liabilities	(22.8)	(22.5)
Decrease in deferred revenue	(0.7)	(1.3)
Pension and other post-retirement plan contributions	(2.2)	(13.7)
Purchases of permanent displays	(4.2)	(5.8)
Other, net	1.3	7.7
Net cash provided by (used in) operating activities	6.7	(28.4)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(2.3)	(0.7)
Net cash used in investing activities	(2.3)	(0.7)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in short-term borrowings and overdraft	(0.3)	(10.6)
Borrowings on term loans (a)	—	175.0
Repayments on term loans (b)	(10.6)	(61.2)
Net (repayments) borrowings under the revolving credit facilities	(21.6)	(59.3)
Payment of financing costs	(1.8)	(11.8)
Tax withholdings related to net share settlements of restricted stock and RSUs	(3.2)	(2.4)
Other financing activities	(0.1)	(0.1)
Net cash (used in) provided by financing activities	(37.6)	29.6
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(0.1)	(1.3)
Net decrease in cash, cash equivalents and restricted cash	(33.3)	(0.8)
Cash, cash equivalents and restricted cash at beginning of period (c)	120.9	102.5
Cash, cash equivalents and restricted cash at end of period (c)	$87.6	$101.7
Supplemental schedule of cash flow information:
Cash paid during the period for:
Interest	$67.7	$64.6
Income taxes, net of refunds	(0.5)	(1.0)
Supplemental schedule of non-cash investing and financing activities:
Paid-in-kind interest capitalized to the 2020 BrandCo Facilities	$4.7	$4.6

(a) Borrowings on term loans for the three months ended March 31, 2021 includes borrowings under the SISO Term Loan Facility and the 2021 Foreign Asset-Based Term Facility of $100.0 million and $75.0 million, respectively. See Note 7, "Debt" in the Company's 2021 Form 10-K for additional information.
(b) Repayments on term loans for the three months ended March 31, 2022 includes repayments of $4.7 million under the 2020 BrandCo Term Loan Facility, $3.6 million for the 2020 Troubled-debt-restructuring future interest amortization, and $2.3 million under the 2016 Term Loan Facility. Repayments on term loans for the three months ended March 31, 2021 includes repayments under the 2018 Foreign Asset-Based Term Facility and the 2016 Term Loan Facility of $58.9 million and $2.3 million, respectively. See Note 7, "Debt" in the Company's 2021 Form 10-K for additional information.
(c)These amounts include restricted cash of $17.6 million and $16.1 million as of March 31, 2022 and 2021, respectively. The balance as of March 31, 2022 represents: (i) cash on deposit in lieu of a mandatory prepayment under the 2021 Foreign Asset-Based Term Agreement; and (ii) cash on deposit to support outstanding undrawn letters of credit. The balance as of March 31, 2021 represents: (i) cash on deposit in lieu of a mandatory prepayment and loan proceeds held in escrow until certain collateral perfection requirements were satisfied under the 2021 Foreign Asset-Based Term Agreement; and (ii) cash on deposit to support outstanding undrawn letters of credit. These balances were included within prepaid expenses and other current assets and other assets in the Company's Consolidated Balance Sheets as of March 31, 2022 and March 31, 2021, respectively.

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(dollars in millions, except share and per share amounts)

	March 31, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$70.0	$102.4
Trade receivables (net of allowance for doubtful accounts of $8.8 and $9.0, respectively)	337.8	383.8
Inventories, net	450.6	417.4
Prepaid expenses and other assets	129.8	131.8
Receivable from Revlon, Inc.	167.0	165.0
Total current assets	1,155.2	1,200.4
Property, plant and equipment (net of accumulated depreciation of $555.7 and $551.3, respectively)	291.4	297.3
Deferred income taxes	62.7	51.6
Goodwill	562.5	562.8
Intangible assets (net of accumulated amortization and impairment of $333.8 and $326.4, respectively)	382.4	392.2
Other assets	92.2	97.8
Total assets	$2,546.4	$2,602.1
LIABILITIES AND STOCKHOLDER'S DEFICIENCY
Current liabilities:
Short-term borrowings	$0.7	$0.7
Current portion of long-term debt	115.6	137.2
Accounts payable	263.7	217.7
Accrued expenses and other current liabilities	415.9	432.1
Total current liabilities	795.9	787.7
Long-term debt	3,307.1	3,305.5
Long-term pension and other post-retirement plan liabilities	143.9	147.3
Other long-term liabilities	219.2	218.8
Stockholder's deficiency:
Products Corporation Preferred stock, par value $1.00 per share; 1,000 shares authorized; 546 shares issued and outstanding	54.6	54.6
Products Corporation Common Stock, par value $1.00 per share; 10,000 shares authorized; 5,260 shares issued and outstanding	—	—
Additional paid-in capital	1,022.7	1,020.9
Accumulated deficit	(2,766.2)	(2,698.0)
Accumulated other comprehensive loss	(230.8)	(234.7)
Total stockholder's deficiency	(1,919.7)	(1,857.2)
Total liabilities and stockholder's deficiency	$2,546.4	$2,602.1

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(dollars in millions)
(Unaudited)

	Three Months Ended March 31,
	2022	2021

Net sales	$479.6	$445.0
Cost of sales	196.9	191.2
Gross profit	282.7	253.8
Selling, general and administrative expenses	254.8	259.5
Acquisition, integration and divestiture costs	0.2	0.6
Restructuring charges and other, net	1.9	5.4
Operating income (loss)	25.8	(11.7)
Other expenses:
Interest expense, net	62.1	58.9
Amortization of debt issuance costs	9.1	8.7
Foreign currency losses, net	7.8	3.3
Miscellaneous, net	5.3	1.2
Other expenses	84.3	72.1
Loss from operations before income taxes	(58.5)	(83.8)
Provision for income taxes	9.7	11.1
Net loss	$(68.2)	$(94.9)
Other comprehensive income (loss):
Foreign currency translation adjustments	1.0	(4.9)
Amortization of pension related costs, net of tax(a)(b)	2.9	3.5
Other comprehensive income, net	3.9	(1.4)
Total comprehensive loss	$(64.3)	$(96.3)

(a)Net of tax benefit of nil for each of the three months ended March 31, 2022 and 2021.
(b)This amount is included in the computation of net periodic benefit costs (income). See Note 10, "Pension and Post-Retirement Benefits," for additional information regarding net periodic benefit costs (income).

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY
(dollars in millions)
(Unaudited)

	Preferred Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholder's Deficiency

Balance, January 1, 2022	$54.6	$1,020.9	$(2,698.0)	$(234.7)	$(1,857.2)
Stock-based compensation amortization	—	1.8	—	—	1.8
Net loss	—	—	(68.2)	—	(68.2)
Other comprehensive (loss) income, net (a)	—	—	—	3.9	3.9
Balance, March 31, 2022	$54.6	$1,022.7	$(2,766.2)	$(230.8)	$(1,919.7)

	Preferred Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholder's Deficiency

Balance, January 1, 2021	$54.6	$1,006.9	$(2,486.6)	$(277.9)	$(1,703.0)
Stock-based compensation amortization	—	3.1	—	—	3.1
Net loss	—	—	(94.9)	—	(94.9)
Other comprehensive (loss) income, net (a)	—	—	—	(1.4)	(1.4)
Balance, March 31, 2021	$54.6	$1,010.0	$(2,581.5)	$(279.3)	$(1,796.2)

(a)See Note 13, "Accumulated Other Comprehensive Loss," regarding the changes in the accumulated balances for each component of other comprehensive loss during the three months ended March 31, 2022 and 2021, respectively.

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in millions)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(68.2)	$(94.9)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	27.6	33.3
Foreign currency losses from re-measurement	7.9	3.3
Amortization of debt discount	0.2	0.4
Stock-based compensation amortization	1.8	3.1
Provision for (benefit from) deferred income taxes	(11.4)	1.9
Amortization of debt issuance costs	9.1	8.7
Pension and other post-retirement cost	1.1	1.3
Paid-in-kind interest expense on the 2020 BrandCo Facilities	4.7	4.6
Change in assets and liabilities:
Decrease in trade receivables	45.8	33.7
(Increase) decrease in inventories	(33.4)	18.7
Decrease (increase) in prepaid expenses and other current assets	0.1	(11.8)
Increase in accounts payable	46.8	2.8
Decrease in accrued expenses and other current liabilities	(22.8)	(22.5)
Decrease in deferred revenue	(0.7)	(1.3)
Pension and other post-retirement plan contributions	(2.2)	(13.7)
Purchases of permanent displays	(4.2)	(5.8)
Other, net	4.5	9.8
Net cash used in operating activities	6.7	(28.4)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(2.3)	(0.7)
Net cash used in investing activities	(2.3)	(0.7)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in short-term borrowings and overdraft	(0.3)	(10.6)
Borrowings on term loans (a)	—	175.0
Repayments on term loans (b)	(10.6)	(61.2)
Net (repayments) borrowings under the revolving credit facilities	(21.6)	(59.3)
Payment of financing costs	(1.8)	(11.8)
Tax withholdings related to net share settlements of restricted stock and RSUs	(3.2)	(2.4)
Other financing activities	(0.1)	(0.1)
Net cash (used in) provided by financing activities	(37.6)	29.6
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(0.1)	(1.3)
Net decrease in cash, cash equivalents and restricted cash	(33.3)	(0.8)
Cash, cash equivalents and restricted cash at beginning of period (c)	120.9	102.5
Cash, cash equivalents and restricted cash at end of period (c)	$87.6	$101.7
Supplemental schedule of cash flow information:
Cash paid during the period for:
Interest	$67.7	$64.6
Income taxes, net of refunds	(0.5)	(1.0)
Supplemental schedule of non-cash investing and financing activities:
Paid-in-kind interest capitalized to the 2020 BrandCo Facilities	4.7	4.6

(a) Borrowings on term loans for the three months ended March 31, 2021 includes borrowings under the SISO Term Loan Facility and the 2021 Foreign Asset-Based Term Facility of $100.0 million and 75.0 million, respectively. See Note 7, "Debt" in the Company's 2021 Form 10-K for additional information.
(b) Repayments on term loans for the three months ended March 31, 2022 includes repayments of $4.7 million under the 2020 BrandCo Term Loan Facility, $3.6 million for the 2020 Troubled-debt-restructuring future interest amortization, and $2.3 million under the 2016 Term Loan Facility. Repayments on term loans for the three months ended March 31, 2021 includes repayments under the 2018 Foreign Asset-Based Term Facility and the 2016 Term Loan Facility of $58.9 million and $2.3 million, respectively. See Note 7, "Debt" in the Company's 2021 Form 10-K for additional information.
(c) These amounts include restricted cash of $17.6 million and $16.1 million as of March 31, 2022 and 2021, respectively. The balance as of March 31, 2022 represents: (i) cash on deposit in lieu of a mandatory prepayment under the 2021 Foreign Asset-Based Term Agreement; and (ii) cash on deposit to support outstanding undrawn letters of credit. The balance as of March 31, 2021 represents: (i) cash on deposit in lieu of a mandatory prepayment and loan proceeds held in escrow until certain collateral perfection requirements were satisfied under the 2021 Foreign Asset-Based Term Agreement; and (ii) cash on deposit to support outstanding undrawn letters of credit. These balances were included within prepaid expenses and other current assets and other assets in the Company's Consolidated Balance Sheets as of March 31, 2022 and March 31, 2021, respectively.

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)
(Unaudited)

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
Basis of Presentation
The accompanying unaudited Condensed Consolidated Financial Statements and related notes have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The unaudited Condensed Consolidated Financial Statements reflect all normal recurring adjustments which, in management’s opinion, are necessary for a fair statement of the Company's financial position, results of operations and stockholders' equity and cash flows for interim periods. Revlon reclassifies certain prior year amounts, as applicable, to conform to the current year presentation.
These unaudited Condensed Consolidated Financial Statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 (the “2021 Form 10-K”). Operating results for the interim periods are not necessarily indicative of the results that may be expected for the full year.
Use of Estimates
The preparation of the financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Significant estimates made in the accompanying unaudited Condensed Consolidated Financial Statements include, but are not limited to, provisions for expected sales returns; certain assumptions related to the valuation of acquired intangible and long-lived assets and the recoverability of goodwill, intangible and long-lived assets; income taxes, including deferred tax valuation allowances and reserves for estimated tax liabilities; and certain estimates and assumptions used in the calculation of the net periodic benefit (income) costs and the projected benefit obligations for the Company’s pension and other post-retirement plans, including the expected long-term return on pension plan assets and the discount rate used to value the Company’s pension benefit obligations which are based on full year assumptions and are included in the accompanying unaudited Condensed Consolidated Financial Statements in proportion with the estimated annual tax rates, the passage of time or estimated annual sales, as applicable.
The Company's results of operations and financial position for the interim periods are not indicative of those to be expected for the full year.
Significant Accounting Policies
The Company made no material changes in the application of its significant accounting policies that were disclosed in Note 1, “Description of Business and Summary of Significant Accounting Policies,” to the audited consolidated financial statements as of and for the fiscal year ended December 31, 2021 included in the 2021 Form 10-K.
Liquidity and Ability to Continue as a Going Concern
The ongoing and prolonged COVID-19 pandemic has had, and continues to have, a significant adverse effect on the Company’s business around the globe, which could continue for the foreseeable future. The COVID-19 pandemic has adversely impacted net sales in all major commercial regions that are important to the Company’s business. COVID-19’s adverse impact on the global economy has contributed to the imposition of face mask mandates, lockdowns and other significant restrictions in the United States and abroad from time to time; global supply chain disruptions, including manufacturing and transportation delays, due to closures, employee absences, port congestion, labor and container shortages, and shipment delays, increased transportation costs, and shortages in raw materials, tight labor markets and inflationary pressures for a number of industries, including consumer retail, and related consumer products shortages and price increases; closures, bankruptcies and/ or reduced operations of retailers, beauty salons, spas, offices and manufacturing facilities; labor shortages with employers in many industries, including consumer retail, experiencing increased competition to recruit, hire and retain employees; travel and transportation restrictions leading to declines in consumer traffic in key shopping and tourist areas around the globe; and import

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)
(Unaudited)

and export restrictions. These adverse economic conditions have resulted in the general slowdown of the global economy, in turn contributing to a significant decline in net sales within each of the Company’s reporting segments and regions. However, with the roll out of COVID-19 vaccinations in 2021 and the easing of COVID-19 restrictions in the United States and in many of the Company’s key markets around the globe, the Company saw a gradual rebound in consumer spending and consumption in 2021, which continued into 2022. The Company continues to closely monitor the associated impacts of COVID-19, including the impacts of any new variants of COVID-19 and subsequent “waves” of the pandemic, and will take appropriate actions in an effort to mitigate the COVID-19 pandemic’s negative effects on the Company’s operations and financial results.

Each reporting period, the Company assesses its ability to continue as a going concern for one year from the date the financial statements are issued. At March 31, 2022, the Company had a liquidity position of $132.1 million, consisting of: (i) $70.0 million of unrestricted cash and cash equivalents (with approximately $62.2 million held outside the U.S.); (ii) $65.1 million in available borrowing capacity under Amendment No. 9 to the Amended 2016 Revolving Credit Facility (which had $268.0 million drawn at such date); and less (iii) approximately $3.0 million of outstanding checks. The Company's evaluation includes its ability to meet its future contractual obligations and other conditions and events that may impact its liquidity.

The Company continues to focus on cost reduction and risk mitigation actions to address the ongoing impact from the COVID-19 pandemic as well as other risks in the business environment. It expects to generate additional liquidity through continued cost control initiatives as well as funds provided by selling certain assets or other strategic transactions in connection with the Company's ongoing Strategic Review. If sales decline, the Company’s cost control initiatives may include reductions in discretionary spend and reductions in investments in capital and permanent displays. Management believes that the debt transactions completed during the first quarter of 2022, along with existing cash and cash equivalents and cost control initiatives provides the Company with sufficient liquidity to meet its obligations and maintain business operations for the next twelve months.
However, there can be no assurance that available funds will be sufficient to meet the Company’s cash requirements on a consolidated basis, as, among other things, the Company’s liquidity can be impacted by a number of factors, including its level of sales, costs and expenditures, as well as accounts receivable and inventory, which serve as the principal variables impacting the amount of liquidity available under the asset-based revolving credit agreement, dated as of September 7, 2016, by and among Products Corporation and certain of its subsidiaries, as borrowers, the Company, as holdings, the lenders party thereto and Citibank, N.A., as administrative agent and collateral agent (as amended, the "Amended 2016 Revolving Credit Agreement" and the credit facility thereunder, the "Amended 2016 Revolving Credit Facility") and the 2021 Foreign Asset-Based Term Facility (as defined herein). For example, subject to certain exceptions, revolving loans under the Amended 2016 Revolving Credit Facility and term loans under the 2021 Foreign Asset-Based Term Facility must be prepaid to the extent that such outstanding loans exceed the applicable borrowing base, consisting of certain accounts receivable, inventory and real estate.
Recently Issued Accounting Pronouncements
In March 2020, the FASB issued ASU 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting." The new guidance under ASU 2020-04 provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts and hedging relationships that reference the London Interbank Offered Rate ("LIBOR") or another reference rate expected to be discontinued due to reference rate reform. These amendments are effective immediately and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. The FASB voted to propose extending the sunset date under Topic 848 to December 31, 2024 for the shift from LIBOR when that rate and other rates expire. The FASB is expected to come to a decision later this year. The Company's debt arrangements have provisions in place for a replacement reference rate and the Company continues to assess the impact, if any, that ASU No. 2020-04 is expected to have on the Company’s results of operations, financial condition and/or financial statement disclosures.

In June 2016, the FASB issued ASU No. 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments," which was subsequently amended in November 2018 through ASU No. 2018-19, "Codification Improvements to Topic 326, Financial Instruments - Credit Losses." ASU No. 2016-13 will require entities to estimate lifetime expected credit losses for trade and other receivables, net investments in leases, financing receivables, debt securities and other instruments, which will result in earlier recognition of credit losses. Further, the new credit loss model will affect how entities in all industries estimate their allowance for losses for receivables that are current with respect to their payment terms. In November 2019, the FASB issued ASU No. 2019-10, which, among other things, deferred the application of the new guidance on credit losses for smaller reporting companies ("SRC") to fiscal years beginning after December 15, 2022,

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)
(Unaudited)

including interim periods within those fiscal years. This guidance will be applied through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (i.e., a modified-retrospective approach). Under the above-mentioned deferral, the Company expects to adopt ASU No. 2016-03, and the related ASU No. 2018-19 amendments, beginning as of January 1, 2023. The Company made an initial assessment of the impact of the new credit loss model and does not expect a material impact as the majority of the receivables are short-term. The Company will continue to assess the impact that this guidance is expected to have on the Company’s results of operations, financial condition and/or financial statement disclosures.

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

The major initiatives underlying the RGGA Program will remain and include:
•    Strategic Growth: Boost organic sales growth behind our strategic pillars – brands, markets, and channels -- to deliver mid-single digit Compound Average Annual Growth Rate through 2024.
•    Operating Efficiencies: Drive additional operational efficiencies and cost savings for margin improvement and to fuel investments in growth.
•    Build Capabilities: Build capabilities and embed the Revlon culture of one vision, one team.

Since inception and through March 31, 2022, the Company recorded pre-tax restructuring and related charges of $105.9 million in connection with RGGA, consisting primarily of (i) $78.5 million of employee severance, other personnel benefits and other costs; and (ii) $27.4 million of lease and other restructuring-related charges that were recorded within Selling, general & administrative expenses ("SG&A") and Cost of sales.

A summary of the RGGA charges incurred since its inception in March 2020 and through March 31, 2022 is presented in the following table:

	Restructuring Charges and Other, Net
	Employee Severance and Other Personnel Benefits	Other Costs	Total Restructuring Charges	Leases (a)	Other Related Charges (b)	Total Restructuring and Related Charges
Charges incurred through December 31, 2021	$52.7	$23.9	$76.6	$17.7	$7.6	$101.9
Charges incurred during the three months ended March 31, 2022	0.5	1.4	1.9	1.4	0.7	4.0
Cumulative charges incurred through March 31, 2022	$53.2	$25.3	$78.5	$19.1	$8.3	$105.9
(a) Lease-related charges are recorded within SG&A in the Company’s Consolidated Statement of Operations and Comprehensive Loss.
(b) Other related charges are recorded within SG&A and cost of sales in the Company’s Consolidated Statement of Operations and Comprehensive Loss.

A summary of the RGGA restructuring charges incurred since its inception in March 2020 and through March 31, 2022 by reportable segment is presented in the following table:

	Charges incurred in the three months ended March 31, 2022	Cumulative charges incurred through March 31, 2022
Revlon	$0.8	$28.8
Elizabeth Arden	0.3	19.3
Portfolio	0.5	18.5
Fragrances	0.3	11.9
Total	$1.9	$78.5

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)
(Unaudited)

Restructuring Reserve
The liability balance and related activity for each of the Company's restructuring programs are presented in the following table:

			Utilized, Net
	Liability Balance at January 1, 2022	Expense, Net	Cash	Liability Balance at March 31, 2022
RGGA:
Employee severance and other personnel benefits	$1.9	$0.5	$(0.5)	$1.9
Other	—	1.4	(1.4)	—
Total RGGA	1.9	1.9	(1.9)	1.9

Other restructuring initiatives:
Employee severance and other personnel benefits	0.8	—	—	0.8
Total other restructuring initiatives	0.8	—	—	0.8
Total restructuring reserve	$2.7	$1.9	$(1.9)	$2.7

All of the restructuring reserve balances were included within accrued expenses and other current liabilities in the Company's Consolidated Balance Sheets.

3. INVENTORIES

The Company's net inventory balances consisted of the following:

	March 31,	December 31,
	2022	2021
Finished goods	302.3	$277.0
Raw materials and supplies	131.8	125.3
Work-in-process	16.5	15.1
	$450.6	$417.4

4. PROPERTY, PLANT AND EQUIPMENT
The Company's property, plant and equipment, net balances consisted of the following:

	March 31,	December 31,
	2022	2021
Land and improvements	$10.6	$10.8
Building and improvements	42.8	43.5
Machinery and equipment	79.8	82.2
Office furniture, fixtures and capitalized software	58.7	62.6
Leasehold improvements	17.4	18.0
Construction-in-progress	6.7	8.8
Right-of-Use assets	75.4	71.4
Property, plant and equipment and Right-of-Use assets, net	$291.4	$297.3

Depreciation and amortization expense on property, plant and equipment and right-of-use assets for the three months ended March 31, 2022 and March 31, 2021 was $14.2 million and $17.1 million, respectively. Accumulated depreciation and amortization was $555.7 million and $551.3 million as of March 31, 2022 and December 31, 2021, respectively.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)
(Unaudited)

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

The following table presents the changes in goodwill by segment for the three months ended March 31, 2022:

	Revlon	Portfolio	Elizabeth Arden	Fragrances	Total
Balance at January 1, 2022	$265.0	$87.8	$89.3	$120.7	$562.8
Foreign currency translation adjustment	(0.1)	(0.1)	—	(0.1)	(0.3)
Balance at March 31, 2022	$264.9	$87.7	$89.3	$120.6	$562.5

Cumulative goodwill impairment charges(a)					$(166.2)
(a) Amount refers to cumulative impairment charges recognized in 2020 and prior years. No impairment charges were recorded during the three months ended March 31, 2022.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)
(Unaudited)

The following tables present details of the Company's total intangible assets as of March 31, 2022 and December 31, 2021:

	March 31, 2022
	Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Useful Life (in Years)
Finite-lived intangible assets:
Trademarks and licenses	$270.1	$(146.2)	$123.9	11
Customer relationships	246.9	(125.8)	121.1	9
Patents and internally-developed intellectual property	23.8	(17.8)	6.0	5
Distribution rights	31.0	(9.6)	21.4	12
Other	1.3	(1.3)	—	0
Total finite-lived intangible assets	$573.1	$(300.7)	$272.4
Indefinite-lived intangible assets:
Trade names (a)	$110.0	N/A	$110.0
Total indefinite-lived intangible assets	$110.0	N/A	$110.0
Total intangible assets	$683.1	$(300.7)	$382.4
	December 31, 2021
	Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted-Average Useful Life (in Years)
Finite-lived intangible assets:
Trademarks and licenses	$270.8	$(142.9)	$127.9	12
Customer relationships	247.2	(122.7)	124.5	10
Patents and internally-developed intellectual property	23.8	(17.4)	6.4	5
Distribution rights	31.0	(9.2)	21.8	13
Other	1.3	(1.3)	—	0
Total finite-lived intangible assets	$574.1	$(293.5)	$280.6
Indefinite-lived intangible assets:
Trade names (a)	$111.6	N/A	$111.6
Total indefinite-lived intangible assets	$111.6	N/A	$111.6
Total intangible assets	$685.7	$(293.5)	$392.2
(a) Indefinite-lived trade names include accumulated impairment of $33.1 million from 2020.

Amortization expense for finite-lived intangible assets was $8.2 million and $8.4 million for the three months ended March 31, 2022 and 2021, respectively.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)
(Unaudited)

6. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

The Company's accrued expenses and other current liabilities consisted of the following:

	March 31,	December 31,
	2022	2021
Advertising, marketing and promotional costs	$89.9	$113.3
Sales returns and allowances	77.4	92.3
Taxes	74.4	52.8
Compensation and related benefits	40.6	33.7
Professional services and insurance	30.9	28.5
Interest	25.8	31.3
Freight and distribution costs	15.7	18.4
Short-term lease liability	15.1	12.9
Restructuring reserve	2.7	2.7
Software	1.8	2.2
Other (a)	41.5	43.9
Total	$415.8	$432.0
(a) Accrued Other for Products Corporation as of March 31, 2022 and December 31, 2021 were $41.6 million and $44.0 million, respectively.

7. DEBT

The table below details the Company's debt balances, net of discounts and debt issuance costs.

	March 31,	December 31,
	2022	2021
Amended 2016 Revolving Credit Facility (Tranche A) due 2024	$85.9	$108.0
SISO Term Loan Facility due 2024	125.5	126.2
2021 Foreign Asset-Based Term Facility due 2024	71.6	71.2
2020 ABL FILO Term Loans due 2023	50.0	50.0
2020 Troubled-debt-restructuring: future interest	39.0	42.6
2020 BrandCo Term Loan Facility due 2025	1,756.6	1,749.7
2016 Term Loan Facility: 2016 Term Loan due 2023 and 2025	866.5	867.9
6.25% Senior Notes due 2024	427.3	426.9
Spanish Government Loan due 2025	0.3	0.2
Debt	$3,422.7	$3,442.7
Less current portion	(115.6)	(137.2)
Long-term debt	$3,307.1	$3,305.5

Short-term borrowings (*)	$0.7	$0.7
(*)The weighted average interest rate on these short-term borrowings outstanding at both March 31, 2022 and December 31, 2021 was 11.4%.

Amendment No. 9 to the Amended 2016 Revolving Credit Agreement: Tranche A - Revolving Credit Facility and Second-In, Second-Out ("SISO") Term Loan Facility
On March 31, 2022, Products Corporation entered into Amendment No. 9 to the Amended 2016 Revolving Credit Agreement (“Amendment No. 9”).
Amendment No. 9, among other things, made certain changes to the calculation of the borrowing base. Amendment No. 9 has the effect of temporarily increasing the borrowing base under the Amended 2016 Revolving Credit Agreement by up to $25 million until the earlier of (i) September 29, 2022 and (ii) the occurrence of an event of default or payment default (the “Amendment No. 9 Accommodation Period”). During the Amendment No. 9 Accommodation Period, Amendment No. 9 also

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)
(Unaudited)

establishes a reserve against availability under the Amended 2016 Revolving Credit Agreement in the amount of $10 million until June 29, 2022 and $15 million thereafter. Products Corporation was required to pay customary fees in connection with Amendment No. 9.
The Company incurred approximately $1.8 million of new debt issuance costs in connection with Amendment No. 9 to the 2016 Revolving Credit Agreement and SISO Term Loan Facility, which are amortized in accordance with the straight-line method within "Amortization of debt issuance costs" over the term of the Amendment No. 9 Accommodation Period.

First Amendment to 2021 Asset-Based Term Agreement
On March 30, 2022, Revlon Finance LLC, a Delaware limited liability company and wholly-owned subsidiary of Revlon (the “FABTL Borrower”), entered into the First Amendment (the “First Amendment”) to the 2021 Foreign Asset-Based Term Agreement.
The First Amendment, among other things, made certain changes to the calculation of the borrowing base that have the effect of temporarily increasing the borrowing base for one year after the effective date of the First Amendment. Initially the increase in the borrowing base is estimated to be approximately $7 million. The FABTL Borrower is required to pay customary fees in connection with the First Amendment.
Prior Year Debt Transactions
Amendment No. 8 to the Amended 2016 Revolving Credit Agreement: Tranche A - Revolving Credit Facility and Second-In, Second-Out Term Loan Facility
On May 7, 2021, Products Corporation entered into Amendment No. 8 to the Amended 2016 Revolving Credit Agreement (“Amendment No. 8”). Amendment No. 8, among other things, made certain amendments pursuant to which: (i) the maturity date applicable to the “Tranche A” revolving loans and SISO Term Loan Facility (as defined further below in this section within "Amendment No. 7 to the Amended 2016 Revolving Credit Agreement: Tranche A - Revolving Credit Facility and SISO Term Loan Facility") was extended from June 8, 2023 to May 7, 2024, subject to a springing maturity to the earlier of: (x) 91 days prior to the maturity of the 2016 Term Loan Facility on September 7, 2023, to the extent such term loans are then outstanding, and (y) to the extent the Company’s first-in, last-out term loans (the “2020 ABL FILO Term Loans”) are then outstanding, the earliest stated maturity of the 2020 ABL FILO Term Loans; (ii) the commitments under the “Tranche A” revolving facility were reduced from $300 million to $270 million and under the SISO Term Loan Facility were upsized from $100 million to $130 million, (iii) the financial covenant was changed from (A)(x) a minimum excess availability requirement of $20 million when the fixed charge coverage ratio is greater than 1.00x or (y) a minimum excess availability requirement of $30 million when the fixed charge coverage ratio is less than 1.00x to (B) a springing minimum fixed charge coverage ratio of 1.00x when excess availability is less than $27.5 million, (iv) certain advance rates in respect of the borrowing base under the credit agreement were increased, and (v) the perpetual cash dominion requirement was replaced with a springing cash dominion requirement triggered only when excess availability is less than $45 million. In addition, Amendment No. 8 increased the interest rate margin applicable to the “Tranche A” revolving loans to 3.75% from a range of 2.50-3.00% and decreased the LIBOR “floor” applicable thereto from 1.75% to 0.50%.

On May 7, 2021, the Company also entered into a successor agent appointment and agency transfer agreement pursuant to which MidCap Funding IV Trust ("MidCap") succeeded Citibank, N.A. as the collateral agent and administrative agent for the Amended 2016 Revolving Credit Agreement. Products Corporation paid certain customary fees to MidCap and the lenders under the Amended 2016 Revolving Credit Facility in connection with Amendment No. 8.

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)
(Unaudited)

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

The above-mentioned Amendment No. 8 also included an extinguishment and a modification of a term loan in connection with the existing SISO Term Loan Facility. More specifically, in accordance with ASC 470, Debt:

•Extinguishment accounting was applied to one existing prior lender, which was no longer involved with the SISO Term Loan Facility after Amendment No. 8. In connection with such extinguishment, deferred financing costs of approximately $1.4 million were expensed within "Amortization of debt issuance costs” on the Company's Consolidated Statement of Operations and Comprehensive Loss for the year ended December 31, 2021; and
•Modification accounting was applied to those exiting lenders for which the cash flow effect between the amount owed to them before and after the consummation of Amendment No. 8, on a present value basis, was less than 10% and, thus, the debt instruments were not considered to be substantially different. In connection with such modification, fees of approximately $0.9 million paid to the lenders were recorded as deferred financing costs and are amortized within "Amortization of debt issuance costs” (together with previously exiting deferred financing costs associated with these lenders of approximately $4.0 million), in accordance with the new effective interest rate computed over the revised term of the SISO Term Loan Facility. Additionally, approximately $0.4 million of fees paid to third parties were expensed within SG&A on the Company's Consolidated Statement of Operations and Comprehensive Loss for the year ended December 31, 2021.

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

Principal and Maturity: The 2021 Foreign Asset-Based Term Facility provides for a U.S. dollar-denominated senior secured asset-based term loan facility in an aggregate principal amount of $75 million, the full amount of which was funded on

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)
(Unaudited)

the closing of the facility. On the 2021 ABTL Closing Date, approximately $7.5 million of the proceeds of the 2021 Foreign Asset-Based Term Facility were deposited in an escrow account by the ABTL Agent pending completion of certain post-closing perfection actions with respect to certain foreign real property of the guarantors constituting collateral securing the 2021 Foreign Asset-Based Term Facility. Such perfection actions were subsequently completed, and the escrowed funds were released to the ABTL Borrower. The 2021 Foreign Asset-Based Term Facility has an uncommitted incremental facility pursuant to which it may be increased from time to time by up to the amount of the borrowing base in effect at the time such incremental facility is incurred, subject to certain conditions and the agreement of the lenders providing such increase. The proceeds of the loans under the 2021 Foreign Asset-Based Term Facility were used: (i) to repay in full the obligations under the 2018 Foreign Asset-Based Term Facility (the “ABTL Refinancing”); (ii) to pay fees and expenses in connection with the 2021 Foreign Asset-Based Term Facility and the ABTL Refinancing; and (iii) for working capital and other general corporate purposes. The 2021 Foreign Asset-Based Term Facility matures on March 2, 2024, subject to a springing maturity date of August 1, 2023 if, on such date, any principal amount of loans under the term loan credit agreement, dated as of September 7, 2016, by and among Products Corporation, as the borrower, the Company, as holdings, the lenders party thereto and Citibank, N.A., as administrative agent and collateral agent (as amended by Amendment No. 1 dated as of May 7, 2020, the “2016 Term Loan Agreement” and the credit facility thereunder, the “2016 Term Loan Facility”) due September 7, 2023 remain outstanding.

The 2021 Foreign Asset-Based Term Agreement requires the maintenance of a borrowing base supporting the borrowing thereunder, to be evidenced with the delivery of biweekly borrowing base certificates customary for facilities of this type, with more frequent reporting required upon the triggering of certain events. The borrowing base calculation under the 2021 Foreign Asset-Based Term Facility is based on the sum of: (i) 80% of eligible accounts receivable (later increased to 90% for one year from the effective date of the First Amendment); (ii) 65% of the net orderly liquidation value of eligible finished goods inventory receivable (later increased to 75% for one year from the effective date of the First Amendment); and (iii) 45% of the mortgage value of eligible real property, in each case with respect to certain of Products Corporation’s subsidiaries organized in Australia, Bermuda, Germany, Italy, Spain and Switzerland (the “ABTL Borrowing Base Guarantors”). The borrowing bases in each jurisdiction are subject to certain customary availability reserves set by the ABTL Agent.

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)
(Unaudited)

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

2020 Troubled Debt Restructuring

As a result of the consummation of the exchange offer pertaining to Products Corporation's 5.75% Senior Notes (the "5.75% Senior Notes Exchange Offer"), and following the applicability of the Troubled Debt Restructuring guidance in ASC 470, Debt, the Company recorded $57.8 million of future interest payments. During the three months ended March 31, 2022, the Company recorded $3.6 million of amortization of such future interest as an offset within "Interest expense, net" on the Company's Unaudited Condensed Consolidated Statement of Operations and Comprehensive Loss.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)
(Unaudited)

Covenants
Products Corporation was in compliance with all applicable covenants under the BrandCo credit agreement, dated as of May 7, 2020, by and among Products Corporation, as borrower, the Company, as holdings, the lenders party thereto and Jefferies Finance, LLC as administrative agent and collateral agent (as amended by Amendment No. 1 dated as of November 13, 2020, the "2020 BrandCo Credit Agreement" and the credit facilities thereunder, the "2020 BrandCo Facilities"); the Amended 2016 Revolving Credit Agreement and the 2016 Term Loan Agreement (collectively, the "2016 Credit Agreements"); the 2021 Foreign Asset-Based Term Agreement; as well as with all applicable covenants under the indenture governing its 6.25% Senior Notes due 2024 (such notes, the "6.25% Senior Notes" and the related indenture, the "6.25% Senior Notes Indenture"), in each case as of March 31, 2022. At March 31, 2022, the aggregate principal amounts outstanding and availability under Products Corporation’s various revolving credit facilities were as follows:

	Commitment	Borrowing Base	Aggregate principal amount outstanding at March 31, 2022	Availability at March 31, 2022 (a)
Tranche A Revolving Credit Facility	$270.0	$153.1	$88.0	$65.1
SISO Term Loan Facility	130.0	130.0	130.0	—
2020 ABL FILO Term Loans	50.0	43.2	$50.0	$—
(a) Availability as of March 31, 2022 is based upon the Tranche A Revolving borrowing base then in effect under Amendment No.9 to the Amended 2016 Revolving Credit Facility of $153.1 million (which includes a $6.8 million reserve for the shortfall of the borrowing base that supports the 2020 ABL FILO Term Loans compared to the corresponding aggregate principal amount outstanding of $50 million), less $88.0 million then drawn.

The Company’s foreign subsidiaries held $62.2 million out of the Company's total $70.0 million in cash and cash equivalents as of March 31, 2022. While the cash held by the Company’s foreign subsidiaries is primarily used to fund their operations, the Company regularly assesses its global cash needs and the available sources of cash to fund these needs, which regularly includes repatriating foreign-held cash to settle historical intercompany loans and other intercompany payables.

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
As of both March 31, 2022 and December 31, 2021, the Company did not have any financial assets and liabilities that were required to be measured at fair value.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)
(Unaudited)

As of March 31, 2022, the fair value and carrying value of the Company’s long-term debt, including the current portion of long-term debt, are categorized in the table below:

	March 31, 2022
	Fair Value
	Level 1	Level 2	Level 3	Total	Carrying Value
Liabilities:
Long-term debt, including current portion(a)	$—	$2,744.7	$—	$2,744.7	$3,422.7

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

9. FINANCIAL INSTRUMENTS

Letters of Credit

Products Corporation maintains standby and trade letters of credit for various corporate purposes under which Products Corporation is obligated, of which $8.4 million (including amounts available under credit agreements in effect at that time) were maintained as of both March 31, 2022 and December 31, 2021. Included in these amounts are approximately $6.1 million in standby letters of credit that primarily support Products Corporation’s workers compensation, general liability and automobile insurance programs, in each case as outstanding as of both March 31, 2022 and December 31, 2021. At March 31, 2022 and December 31, 2021, respectively, all of the outstanding letters of credit were collateralized with a deposit of cash at the issuing financial institution. The estimated liability under such programs is accrued by Products Corporation.

10. PENSION AND POST-RETIREMENT BENEFITS

Net Periodic Benefit Cost

The components of net periodic benefit costs for the Company's pension and the other post-retirement benefit plans for the three months ended March 31, 2022 and 2021, respectively, were as follows:

	Pension Plans		Other Post-Retirement Benefit Plans
	Three Months Ended March 31,
	2022	2021	2022	2021
Net periodic benefit costs:
Service cost	$0.3	$0.3	$—	$—
Interest cost	2.7	2.3	0.1	—
Expected return on plan assets	(4.9)	(4.9)	—	—
Amortization of actuarial loss	2.8	3.4	0.1	0.2
Total net periodic benefit costs	$0.9	$1.1	$0.2	$0.2

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)
(Unaudited)

In the three months ended March 31, 2022, the Company recognized net periodic benefit cost of $1.1 million, compared to net periodic benefit cost of $1.3 million in the three months ended March 31, 2021.

Net periodic benefit costs are reflected in the Company's unaudited Condensed Consolidated Financial Statements as follows for the periods presented:

	Three Months Ended March 31,
	2022	2021
Net periodic benefit costs:
Selling, general and administrative expense	$0.3	$0.4
Miscellaneous, net	0.8	0.9
Total net periodic benefit costs	$1.1	$1.3
The Company expects that it will have net periodic benefit cost of approximately $4.6 million for its pension and other post-retirement benefit plans during 2022, compared with net periodic benefit cost of $4.8 million in 2021.

Contributions:
The Company’s intent is to fund at least the minimum contributions required to meet applicable federal employee benefit laws and local laws, or to directly pay benefit payments where appropriate. During the three months ended March 31, 2022, $2.0 million and $0.2 million were contributed to the Company's pension plans and other post-retirement benefit plans, respectively. During 2022, the Company expects to contribute approximately $8.8 million in the aggregate to its pension and other post-retirement benefit plans.

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

11. STOCK COMPENSATION PLAN
Revlon's amended Stock Plan provides for awards of stock options, stock appreciation rights, restricted or unrestricted stock and restricted stock units ("RSUs") to eligible employees and directors of Revlon and its affiliates, including Products Corporation. On June 3, 2021 Revlon’s stockholders approved an amendment to the Stock Plan to reserve an additional 2,000,000 shares and extend the term until August 2030. As a result, an aggregate of 8,565,000 shares were reserved for issuance as Awards under the Stock Plan, of which there remained approximately 0.2 million shares (reduced by approximately 0.4 million shares reserved for issuance upon approval of the Fifth Amended and Restated Revlon, Inc. Stock Plan) available for grant as of March 31, 2022.

2022 Incentive Program

During the first quarter of 2022, the Company granted approximately 3.1 million equity awards (includes approximately 0.4 million shares reserved for issuance upon approval of the Fifth Amended and Restated Revlon, Inc. Stock Plan) with two tranches of 100% time-based RSU components, all pursuant to the Stock Plan. Approximately 0.4 million vest at 100% in March 2023 and approximately 2.7 million vests as follows: 50% in March 2023; 50% in March 2024. The awards are subject to continued employment through the respective vesting dates.

2019 Transaction Incentive Program
During the second quarter of 2021, the Company granted approximately 78,000 TIP awards with both a cash component and RSU component, all pursuant to the Stock Plan. These TIP awards are 100% time-based and vests as follows: 50% in June 2022; 50% in June 2023. The awards are subject to continued employment through the respective vesting dates.
As of March 31, 2022, a total of approximately 70,362 time-based RSUs had been granted and are outstanding under the Revlon 2019 Transaction Incentive Program (the "2019 TIP").

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)
(Unaudited)

The 2019 TIP also provided for the following cash-based awards payable to certain employees, subject to continued employment through the respective vesting dates: (i) Tier 1 - $6.8 million payable in two equal installments as of December 31, 2020 and December 31, 2021; and (ii) Tier 2 - $2.5 million payable in one installment as of December 31, 2020. Such RSUs and cash-based awards were eligible for vesting following a termination without cause or due to death or disability or if not assumed upon a change in control (the “Special Vesting Rules”). The total amount amortized for this Tier 1 cash-based awards since the program's inception and through March 31, 2022 is approximately $7.7 million, of which $0.2 million were recorded during the three months ended March 31, 2022, respectively. The amortization of such awards is recorded within "Acquisition, integration and divestiture costs" in the Company's Consolidated Statements of Operations and Comprehensive Loss.

Long-Term Incentive Program
During the first quarter of 2022, the Company granted nil time-based RSU awards. During the first quarter of 2021, the Company granted approximately 1.5 million time-based RSU awards under the Stock Plan (the "2021 LTIP RSUs") to certain employees. The 2021 LTIP RSUs are 100% time-based and vests as follows: 50% in March 2022; 25% in March 2023; 25% in March 2024.

Time-Based LTIP and TIP RSUs
The Company recognized $3.8 million of net compensation expense related to the time-based LTIP and TIP RSUs for the three months ended March 31, 2022. As of March 31, 2022, the Company had $38.7 million of total deferred compensation expense related to non-vested, time-based LTIP and TIP RSUs. The cost is recognized over the vesting period of the awards, as described above.

Performance-based LTIP RSUs
The Company recognized $2.1 million of income, net of adjustments, to compensation expense related to the performance-based LTIP RSUs for the three months ended March 31, 2022. As of March 31, 2022, the Company had $12.1 million of total deferred compensation expense related to non-vested, performance-based LTIP RSUs. The cost is recognized over the service period of the awards, as described above.

Acceleration of Vesting
Under the aforementioned provisions for acceleration of vesting, as of March 31, 2022 and since the time these provisions became effective in September 2019, 57,763 LTIP RSUs and 47,743 2019 TIP Tier 1 RSUs were vested on an accelerated basis due to involuntary terminations, resulting in accelerated amortization of approximately $2.0 million. In addition, since the time these provisions became effective in September 2019 and through the three months ended March 31, 2022 under the same accelerated vesting provisions, the Company also recorded approximately $1.8 million of accelerated amortization in connection with the cash portion of the 2019 TIP Tier 1 and Tier 2 awards that were vested on an accelerated basis due to involuntary terminations. No accelerated amortization was recorded for the three months ended March 31, 2022 in connection with the LTIP RSUs, the 2019 TIP RSUs and the 2019 TIP cash portion. See the roll-forward table in the following sections of this Note 11 for activity related to the three months ended March 31, 2022.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)
(Unaudited)

During the three months ended March 31, 2022, the activity related to time-based and performance-based RSUs previously granted to eligible employees and the grant date fair value per share related to these RSUs were as follows under the LTIP, 2019 TIP and 2022 Incentive programs, respectively:

	Time-Based LTIP		Performance-Based LTIP
	RSUs (000's)	Weighted-Average Grant Date Fair Value per RSU	RSUs (000's)	Weighted-Average Grant Date Fair Value per RSU
Outstanding as of December 31, 2021
2019 TIP RSUs (a)	74.6	$13.16	n/a	$—
LTIP RSUs:
2021	1,548.6	10.58	—	—
2020	253.9	14.96	377.7	14.96
2019	69.8	22.58	211.2	22.55
Total LTIP RSUs	1,872.3		588.9
Total LTIP and TIP RSUs Outstanding as of December 31, 2021	1,946.9		588.9
Granted
2022 Incentive Program	3,122.4	10.24	—	—
2019 TIP RSUs Granted (a)	—	—	—	—
LTIP RSUs:
2021	—	—	—	—
2020	—	—	—	—
2019	—	—	—	—
Total LTIP RSUs Granted	—		—
Vested
LTIP RSUs:
2021	(751.8)	10.59	—	—
2020	(122.8)	14.96	—	—
2019	(66.6)	22.55	(44.3)	22.55
Total LTIP RSUs Vested	(941.2)		(44.3)
Forfeited/Canceled
2019 TIP RSUs Forfeited/Canceled (a)	(4.3)	13.16	—	—
LTIP RSUs:
2021	(52.0)	10.59	—	—
2020	(11.9)	14.96	(20.1)	14.96
2019	(3.2)	22.55	(166.9)	22.55
Total LTIP RSUs Forfeited/Canceled	(67.1)		(187.0)
Outstanding as of March 31, 2022
2022 Incentive Program	3,122.4	10.24	—	—
2019 TIP RSUs	70.3	13.16	n/a	—
LTIP RSUs:
2021	744.8	10.57	—	—
2020	119.2	14.96	357.6	14.96
2019	—	—	—	—
Total LTIP RSUs	864.0		357.6
Total LTIP and TIP RSUs Outstanding as of March 31, 2022	4,056.7		357.6
(a) The 2019 TIP provides for RSU awards that are only time-based.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)
(Unaudited)

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
The Company recorded a provision for income taxes of $9.8 million (Products Corporation - $9.7 million) for the three months ended March 31, 2022 and a provision for income taxes of $11.2 million (Products Corporation - $11.1 million) for the three months ended March 31, 2021, respectively. The $1.4 million decrease (Products Corporation - $1.4 million) in the provision for income taxes in the three months ended March 31, 2022, compared to the three months ended March 31, 2021, was primarily due to the geographical level and mix of earnings, net change of valuation allowance on its net federal and certain deferred tax assets, partially offset by state taxes for certain U.S. entities.
The Company's effective tax rate for the three months ended March 31, 2022 and March 31, 2021 was lower than the federal statutory rate of 21% primarily due to losses for which no tax benefit can be recognized, as well as state taxes for certain U.S. entities.
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
For further information, see Note 13, "Income Taxes," to the Consolidated Financial Statements in the Company's 2021 Form 10-K.

13. ACCUMULATED OTHER COMPREHENSIVE LOSS

A roll-forward of the Company's accumulated other comprehensive loss as of March 31, 2022 is as follows:

	Foreign Currency Translation	Actuarial (Loss) Gain on Post-retirement Benefits	Other	Accumulated Other Comprehensive Loss
Balance at January 1, 2022	$(25.8)	$(208.6)	$(0.3)	$(234.7)
Foreign currency translation adjustment, net of tax (b)	1.0	—	—	1.0
Amortization of pension related costs, net of tax (a) (b)	—	2.9	—	2.9
Other comprehensive (loss) income	$1.0	$2.9	$—	$3.9
Balance at March 31, 2022	$(24.8)	$(205.7)	$(0.3)	$(230.8)
(a) Amounts represent the change in accumulated other comprehensive loss as a result of the amortization of actuarial losses (gains) arising during each year related to the Company’s pension and other post-retirement plans. See Note 10, "Pension and Post-retirement Benefits," for further information on the Company’s pension and other post-retirement plans.
(b) Amounts presented are net of tax expense of nil for each of the years ended March 31, 2022 and 2021.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)
(Unaudited)

14. SEGMENT DATA AND RELATED INFORMATION
Operating Segments
As a result of the similarities in the procurement, manufacturing and distribution processes for the Company’s products, much of the information provided in the unaudited Condensed Consolidated Financial Statements and provided in the segment table below is similar to, or the same as, that reviewed on a regular basis by the Company's Chief Executive Officer.
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
The accounting policies for each of the reportable segments are the same as those described in Note 1, "Description of Business and Summary of Significant Accounting Policies." The Company's assets and liabilities are managed centrally and are reported internally in the same manner as the unaudited Condensed Consolidated Financial Statements; thus, no additional information regarding assets and liabilities of the Company’s reportable segments is produced for the Company's Chief Executive Officer or included in these unaudited Condensed Consolidated Financial Statements.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)
(Unaudited)

The following table is a comparative summary of the Company’s net sales and segment profit for Revlon and Products Corporation by reportable segment for the periods presented.

Revlon, Inc.

	Three Months Ended March 31,
	2022	2021
Segment Net Sales:
Revlon	$182.1	$162.0
Elizabeth Arden	114.9	112.2
Portfolio	99.2	96.0
Fragrances	83.4	74.8
Total	$479.6	$445.0

Segment Profit:
Revlon	$23.6	$8.0
Elizabeth Arden	5.9	9.2
Portfolio	17.3	13.1
Fragrances	11.6	7.9
Total	$58.4	$38.2

Reconciliation:
Total Segment Profit	$58.4	$38.2
Less:
Depreciation and amortization	27.6	33.3
Non-cash stock compensation expense	1.8	3.1
Non-Operating items:
Restructuring and related charges	4.0	7.3
Acquisition, integration and divestiture costs	0.2	0.6
Financial control remediation and sustainability actions and related charges	—	0.2
COVID-19 charges	—	6.2
Capital structure and related charges	1.1	0.2
Operating income (loss)	23.7	(12.7)
Less:
Interest Expense	62.1	58.9
Amortization of debt issuance costs	9.1	8.7
Foreign currency losses, net	7.8	3.3
Miscellaneous, net	1.9	1.2
Loss from operations before income taxes	$(57.2)	$(84.8)

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)
(Unaudited)

Products Corporation

	Three Months Ended March 31,
	2022	2021
Segment Net Sales:
Revlon	$182.1	$162.0
Elizabeth Arden	114.9	112.2
Portfolio	99.2	96.0
Fragrances	83.4	74.8
Total	$479.6	$445.0

Segment Profit:
Revlon	$24.4	$8.4
Elizabeth Arden	6.4	9.5
Portfolio	17.7	13.2
Fragrances	12.0	8.1
Total	$60.5	$39.2

Reconciliation:
Total Segment Profit	$60.5	$39.2
Less:
Depreciation and amortization	27.6	33.3
Non-cash stock compensation expense	1.8	3.1
Non-Operating items:
Restructuring and related charges	4.0	7.3
Acquisition, integration and divestiture costs	0.2	0.6
Financial control remediation and sustainability actions and related charges	—	0.2
COVID-19 charges	—	6.2
Capital structure and related charges	1.1	0.2
Operating income (loss)	25.8	(11.7)
Less:
Interest Expense	62.1	58.9
Amortization of debt issuance costs	9.1	8.7
Foreign currency losses, net	7.8	3.3
Miscellaneous, net	5.3	1.2
Loss from operations before income taxes	$(58.5)	$(83.8)

As of March 31, 2022, the Company had operations established in approximately 25 countries outside of the U.S. and its products are sold throughout the world. Generally, net sales by geographic area are presented by attributing revenues from external customers on the basis of where the products are sold.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)
(Unaudited)

The following tables present the Company's segment net sales by geography and total net sales by classes of similar products for the periods presented:

	Three Months Ended March 31, 2022
	Revlon	Elizabeth Arden	Portfolio	Fragrances	Total
Geographic Area:
Net Sales
North America	$101.6	$26.0	$64.7	$52.7	$245.0
EMEA*	43.9	27.3	26.9	19.2	117.3
Asia	7.7	56.1	0.7	6.2	70.7
Latin America*	11.9	1.4	3.6	2.8	19.7
Pacific*	17.0	4.1	3.3	2.5	26.9
	$182.1	$114.9	$99.2	$83.4	$479.6

	Three Months Ended March 31, 2021
	Revlon	Elizabeth Arden	Portfolio	Fragrances	Total
Geographic Area:
Net Sales
North America	$83.0	$28.4	$63.5	$51.3	$226.2
EMEA*	37.6	26.0	24.9	15.6	104.1
Asia	11.0	51.6	0.7	3.0	66.3
Latin America*	11.4	1.3	3.1	2.3	18.1
Pacific*	19.0	4.9	3.8	2.6	30.3
	$162.0	$112.2	$96.0	$74.8	$445.0
* The EMEA region includes Europe, the Middle East and Africa; the Latin America region includes Mexico, Central America and South America; and the Pacific region includes Australia and New Zealand.

	Three Months Ended March 31,
	2022		2021
Classes of similar products:
Net sales:
Color cosmetics	$134.7	28%	$113.4	26%
Fragrance	117.7	25%	107.4	24%
Hair care	116.3	24%	109.7	25%
Beauty care	40.2	8%	37.8	8%
Skin care	70.7	15%	76.7	17%
	$479.6		$445.0

The following table presents the Company's long-lived assets by geographic area:

	March 31, 2022		December 31, 2021
Long-lived assets, net:
United States	$1,113.2	84%	$1,134.3	84%
International	215.3	16%	215.8	16%
	$1,328.5		$1,350.1

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)
(Unaudited)

15. REVLON, INC. BASIC AND DILUTED EARNINGS (LOSS) PER COMMON SHARE
Following are the components of Revlon's basic and diluted loss per common share for the periods presented:

	Three months ended March 31,
	2022	2021
Numerator:
Loss from operations, net of taxes	$(67.0)	$(96.0)
Net loss	$(67.0)	$(96.0)
Denominator:
Weighted-average common shares outstanding – Basic	54,262,464	53,653,449
Effect of dilutive restricted stock and RSUs	—	—
Weighted-average common shares outstanding – Diluted	54,262,464	53,653,449
Basic and Diluted (loss) earnings per common share:
Net loss per common share	$(1.23)	$(1.79)

Unvested restricted stock and RSUs under the Stock Plan(a)	822,446	376,812
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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)
(Unaudited)

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
The Company participates in MacAndrews & Forbes' directors and officers liability insurance program (the "D&O Insurance Program"), as well as its other insurance coverages, such as property damage, business interruption, liability and other coverages, which cover the Company, as well as MacAndrews & Forbes and its subsidiaries. The limits of coverage for certain of the policies are available on an aggregate basis for losses to any or all of the participating companies and their respective directors and officers. The Company reimburses MacAndrews & Forbes from time-to-time for their allocable portion of the premiums for such coverage or the Company pays the insurers directly, which premiums the Company believes are more favorable than the premiums that the Company would pay were it to secure stand-alone coverage. Any amounts paid by the Company directly to MacAndrews & Forbes in respect of premiums are included in the amounts paid under the Reimbursement Agreements. To ensure the availability of directors and officers liability insurance coverage through January 2023, the Company and MacAndrews & Forbes agreed to collectively make payments under MacAndrews & Forbes’ D&O Insurance Program. During 2021, the Company made a payment of approximately $1.3 million in respect of its participation in the D&O Insurance Program. During the three months ended March 31, 2022, the Company made no payment in respect of its participation in the D&O Insurance Program. As of March 31, 2022, the Company has $0.3 million balance outstanding in respect of its participation in the D&O Insurance Program.
The net activity related to services purchased under the Transfer and Reimbursement Agreements during the three months ended March 31, 2022 and 2021 was less than $0.1 million expense and $0.1 million income, respectively. As of March 31, 2022 and December 31, 2021, a payable balance of less than $0.1 million, and a receivable balance of $0.1 million, from, MacAndrews & Forbes, respectively, was included in the Company's Unaudited Consolidated Balance Sheet for transactions subject to the Transfer and Reimbursement Agreements.

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)
(Unaudited)

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

As of March 31, 2022, MacAndrews & Forbes beneficially owned approximately 85.2% of Revlon's Class A Common Stock, which at such date was Revlon's only class of capital stock outstanding. As a result, MacAndrews & Forbes is able to elect Revlon’s entire Board of Directors and control the vote on all matters submitted to a vote of Revlon's stockholders. MacAndrews & Forbes is beneficially owned by Ronald O. Perelman. Mr. Perelman is Chairman of Revlon’s and Products Corporation's Board of Directors.

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

During the three months ended March 31, 2022 and 2021, the Company engaged several companies in which MacAndrews & Forbes had a controlling interest to provide the Company with various ordinary course business services. These services included processing $3.6 million and $2.5 million of coupon redemptions for the Company's retail customers for the three months ended March 31, 2022 and 2021, respectively, for which the Company incurred fees of $0.1 million for each of the three months ended March 31, 2022 and 2021, and other similar advertising, coupon redemption and raw material supply services, for which the Company had net payables aggregating to less than $0.1 million and $0.5 million as of March 31, 2022 and December 31, 2021. As of March 31, 2022 and December 31, 2021, payable balances of approximately $1.9 million and $4.2 million, respectively, were included in the Company's Consolidated Balance Sheet for the aforementioned coupon redemption services. The Company believes that its engagement of each of these affiliates was on arm's length terms, taking into account each firm's expertise in its respective field, and that the fees paid or received were at least as favorable as those available from unaffiliated parties.

On May 4, 2022, the Company and Mr. Beattie entered into Amendment No. 3 to his Amended and Restated Consulting Agreement, dated as of March 11, 2020, pursuant to which he will continue to provide advisory services to the Company until

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)
(Unaudited)

April 1, 2023 (such amendment, “Amendment No. 3”). As compensation for Mr. Beattie’s advisory services, the Company agreed to grant him restricted stock units with an intended value of approximately $250,000, which will vest in installments during the period of his services. The foregoing description of Amendment No. 3 is qualified in its entirety by reference to the full text of Amendment No. 3, which is filed as Exhibit 10.1 to this Form 10-Q.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)
(Unaudited)

18. PRODUCTS CORPORATION AND SUBSIDIARIES GUARANTOR FINANCIAL INFORMATION

Products Corporation's 6.25% Senior Notes are fully and unconditionally guaranteed on a senior basis by certain of Products Corporation’s direct and indirect wholly-owned domestic subsidiaries (the "Guarantors Subsidiaries").

The following Condensed Consolidating Financial Statements present the financial information as of March 31, 2022 and December 31, 2021, and for each of the three months March 31, 2022 and 2021 for: (i) Products Corporation on a stand-alone basis; (ii) the Guarantor Subsidiaries on a stand-alone basis; (iii) the subsidiaries of Products Corporation that did not guarantee and do not guarantee Products Corporation's 6.25% Senior Notes (the "Non-Guarantor Subsidiaries") on a stand-alone basis; and; (iv) Products Corporation, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries on a consolidated basis. The Condensed Consolidating Financial Statements are presented on the equity method, under which the investments in subsidiaries are recorded at cost and adjusted to the applicable share of the subsidiary's cumulative results of operations, capital contributions, distributions and other equity changes. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions.

Products Corporation and Subsidiaries Condensed Consolidating Balance Sheets
As of March 31, 2022
	Products Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

ASSETS
Cash and cash equivalents	$6.9	$1.0	$62.1	$—	$70.0
Trade receivables, less allowances for doubtful accounts	89.8	84.6	163.4	—	337.8
Inventories, net	143.2	119.3	188.1	—	450.6
Prepaid expenses and other	232.8	(5.2)	69.2	—	296.8
Intercompany receivables	4,672.3	4,666.7	787.8	(10,126.8)	—
Investment in subsidiaries	1,130.1	(208.7)	—	(921.4)	—
Property, plant and equipment, net	150.8	57.2	83.4	—	291.4
Deferred income taxes	—	8.0	54.7	—	62.7
Goodwill	404.8	30.0	127.7	—	562.5
Intangible assets, net	19.8	166.0	196.6	—	382.4
Other assets	55.2	10.0	27.0	—	92.2
Total assets	$6,905.7	$4,928.9	$1,760.0	$(11,048.2)	$2,546.4
LIABILITIES AND STOCKHOLDER’S DEFICIENCY
Short-term borrowings	$—	$—	$0.7	$—	$0.7
Current portion of long-term debt	115.5	—	0.1	—	115.6
Accounts payable	107.6	42.0	114.1	—	263.7
Accrued expenses and other	161.4	63.0	191.5	—	415.9
Intercompany payables	4,992.4	4,182.0	952.1	(10,126.5)	—
Long-term debt	3,235.3	—	71.8	—	3,307.1
Other long-term liabilities	224.9	106.2	32.0	—	363.1
Total liabilities	8,837.1	4,393.2	1,362.3	(10,126.5)	4,466.1
Stockholder’s (deficiency) equity	(1,931.4)	535.7	397.7	(921.7)	(1,919.7)
Total liabilities and stockholder’s (deficiency) equity	$6,905.7	$4,928.9	$1,760.0	$(11,048.2)	$2,546.4

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)
(Unaudited)

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)
(Unaudited)

Products Corporation and Subsidiaries Condensed Consolidating Statement of Operations and Comprehensive (Loss) Income
Three Months Ended March 31, 2022
	Products Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Sales	$112.6	$122.3	$244.7	$—	$479.6
Cost of sales	55.3	53.8	87.8	—	196.9
Gross profit	57.3	68.5	156.9	—	282.7
Selling, general and administrative expenses	99.6	49.9	105.3	—	254.8
Acquisition, integration and divestiture costs	0.2	—	—	—	0.2
Restructuring charges and other, net	1.6	0.1	0.2	—	1.9
Operating (loss) income	(44.1)	18.5	51.4	—	25.8
Other (income) expense:
Intercompany interest, net	(1.4)	0.6	0.8	—	—
Interest expense	60.2	—	1.9	—	62.1
Amortization of debt issuance costs	9.1	—	—	—	9.1
Foreign currency losses, net	8.2	0.1	(0.5)	—	7.8
Miscellaneous, net	14.2	(86.8)	77.9	—	5.3
Other expense (income), net	90.3	(86.1)	80.1	—	84.3
(Loss) income from operations before income taxes	(134.4)	104.6	(28.7)	—	(58.5)
Provision for (benefit from) for income taxes	—	5.8	3.9	—	9.7
(Loss) income from operations, net of taxes	(134.4)	98.8	(32.6)	—	(68.2)
Equity in income (loss) of subsidiaries	69.1	1.7	—	(70.8)	—
Net (loss) income	$(65.3)	$100.5	$(32.6)	$(70.8)	$(68.2)
Other comprehensive (loss) income	4.0	10.9	3.6	(14.6)	3.9
Total comprehensive (loss) income	$(61.3)	$111.4	$(29.0)	$(85.4)	$(64.3)

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)
(Unaudited)

Products Corporation and Subsidiaries Condensed Consolidating Statement of Operations and Comprehensive (Loss) Income
Three Months Ended March 31, 2021
	Products Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Sales	$96.1	$118.2	$230.7	$—	$445.0
Cost of sales	47.6	56.0	87.6	—	191.2
Gross profit	48.5	62.2	143.1	—	253.8
Selling, general and administrative expenses	98.2	52.4	108.9	—	259.5
Acquisition, integration and divestiture costs	0.5	—	0.1	—	0.6
Restructuring charges and other, net	1.2	1.5	2.7	—	5.4
Operating (loss) income	(51.4)	8.3	31.4	—	(11.7)
Other (income) expenses:
Intercompany interest, net	(0.3)	0.6	(0.3)	—	—
Interest expense	57.8	—	1.1	—	58.9
Amortization of debt issuance costs	8.7	—	—	—	8.7
Foreign currency losses, net	(0.6)	(1.7)	5.6	—	3.3
Miscellaneous, net	14.5	2.7	(16.0)	—	1.2
Other expense (income), net	80.1	1.6	(9.6)	—	72.1
Loss from operations before income taxes	(131.5)	6.7	41.0	—	(83.8)
Provision for (benefit from) income taxes	0.7	(0.1)	10.5	—	11.1
(Loss) income from operations, net of taxes	(132.2)	6.8	30.5	—	(94.9)
Equity in (loss) income of subsidiaries	43.3	6.0	—	(49.3)	—
Net (loss) income	$(88.9)	$12.8	$30.5	$(49.3)	$(94.9)
Other comprehensive (loss) income	(1.2)	7.1	2.8	(10.1)	(1.4)
Total comprehensive (loss) income	$(90.1)	$19.9	$33.3	$(59.4)	$(96.3)

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)
(Unaudited)

Products Corporation and Subsidiaries Condensed Consolidating Statements of Cash Flows
Three Months Ended March 31, 2022
	Products Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash provided by (used in) operating activities	$38.0	$(37.0)	$5.7	$—	$6.7
CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash (used in) provided by investing activities	(1.2)	(0.4)	(0.7)	—	(2.3)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in short-term borrowings and overdraft	0.2	(0.5)	—	—	(0.3)
Borrowings on term loans	—	—	—	—	—
Repayments on term loans	(10.6)	—	—	—	(10.6)
Net (repayments) borrowings under the revolving credit facilities	(21.6)	—	—	—	(21.6)
Payment of financing costs	(1.8)	—	—	—	(1.8)
Tax withholdings related to net share settlements of restricted stock and RSUs	(3.2)	—	—	—	(3.2)
Other financing activities	—	—	(0.1)	—	(0.1)
Net cash provided by (used in) financing activities	(37.0)	(0.5)	(0.1)	—	(37.6)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	38.8	(38.9)	—	(0.1)
Net increase (decrease) in cash, cash equivalents and restricted cash	(0.2)	0.9	(34.0)	—	(33.3)
Cash, cash equivalents and restricted cash at beginning of period	$(55.4)	$(3.9)	$180.2	$—	$120.9
Cash, cash equivalents and restricted cash at end of period	$(55.6)	$(3.0)	$146.2	$—	$87.6

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)
(Unaudited)

Products Corporation and Subsidiaries Condensed Consolidating Statements of Cash Flows
Three Months Ended March 31, 2021
	Products Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash (used in) provided by operating activities	$5.4	$(41.6)	$7.8	$—	$(28.4)
CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash (used in) provided by investing activities	(1.9)	0.4	0.8	—	(0.7)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in short-term borrowings and overdraft	(3.5)	(4.9)	(2.2)	—	(10.6)
Borrowings on term loans	175.0	—	—	—	175.0
Repayments on Term Loans	(61.2)	—	—	—	(61.2)
Net (repayments) borrowings under the revolving credit facilities	(59.3)	—	—	—	(59.3)
Payments of financing costs	(11.8)	—	—	—	(11.8)
Tax withholdings related to net share settlements of restricted stock and RSUs	(2.4)	—	—	—	(2.4)
Other financing activities	(0.1)	—	—	—	(0.1)
Net cash provided by (used in) financing activities	36.7	(4.9)	(2.2)	—	29.6
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(21.9)	47.7	(27.1)	—	(1.3)
Net increase (decrease) in cash, cash equivalents and restricted cash	18.3	1.6	(20.7)	—	(0.8)
Cash, cash equivalents and restricted cash at beginning of period	$6.5	$7.8	$88.2	$—	$102.5
Cash, cash equivalents and restricted cash at end of period	$24.8	$9.4	$67.5	$—	$101.7

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)
(Unaudited)

19. SUBSEQUENT EVENTS

On April 25, 2022, Revlon filed a prospectus supplement with the SEC, under which it may offer and sell shares of its Class A Common Stock (the “Shares”), through Jefferies LLC, as sales agent, having an aggregate offering price of up to $25 million from time to time through an “at-the-market” equity offering program (the “ATM Offering”). The Company currently intends to use the net proceeds from any sales of Shares under the ATM Offering for general corporate purposes, which may include additions to working capital, capital expenditures, repayment of debt, the financing of possible acquisitions and investments or stock repurchases. In order to meet the continued demand for the Company’s products, some or all of the net proceeds from any sales of Shares under the ATM Offering may be used to help alleviate supply chain disruptions previously disclosed by the Company. The timing and amount of any sales will depend on a variety of factors to be determined by the Company.

The ATM Offering was registered under the Securities Act of 1933, as amended, pursuant to a registration statement on Form S-3 (File No. 333-264032) filed by the Company with the SEC and declared effective on April 8, 2022. The terms of the ATM Offering are described in the prospectus dated April 8, 2022, as supplemented by the prospectus supplement dated April 25, 2022.

REVLON, INC AND SUBSIDIARIES
COMBINED MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

Item 2. Combined Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Company's financial condition and results of operations should be read in conjunction with the information contained in the Unaudited Condensed Consolidated Financial Statements and related notes included elsewhere in this document, and in the Company's other public filings with the Securities and Exchange Commission (“SEC”), including our 2021 Form 10-K. As discussed in more detail in the Section entitled “Forward-Looking Statements,” this discussion contains forward-looking statements, which involve risks and uncertainties.

COVID-19 Pandemic

The ongoing and prolonged COVID-19 pandemic has had, and continues to have, a significant adverse effect on the Company’s business around the globe, which could continue for the foreseeable future. The COVID-19 pandemic has adversely impacted net sales in all major commercial regions that are important to the Company’s business. COVID-19’s adverse impact on the global economy has contributed to the imposition of face mask mandates, lockdowns and other significant restrictions in the United States and abroad from time to time; global supply chain disruptions, including manufacturing and transportation delays, due to closures, employee absences, port congestion, labor and container shortages, and shipment delays, increased transportation costs, and shortages in raw materials, tight labor markets and inflationary pressures for a number of industries, including consumer retail, and related consumer products shortages and price increases; closures, bankruptcies and/ or reduced operations of retailers, beauty salons, spas, offices and manufacturing facilities; labor shortages with employers in many industries, including consumer retail, experiencing increased competition to recruit, hire and retain employees; travel and transportation restrictions leading to declines in consumer traffic in key shopping and tourist areas around the globe; and import and export restrictions. These adverse economic conditions have resulted in the general slowdown of the global economy, in turn contributing to a significant decline in net sales within each of the Company’s reporting segments and regions. However, with the roll out of COVID-19 vaccinations in 2021 and the easing of COVID-19 restrictions in the United States and in many of the Company’s key markets around the globe, the Company saw a gradual rebound in consumer spending and consumption in 2021, which continued into 2022. The Company continues to closely monitor the associated impacts of COVID-19, including the impacts of any new variants of COVID-19 and subsequent “waves” of the pandemic, and will take appropriate actions in an effort to mitigate the COVID-19 pandemic’s negative effects on the Company’s operations and financial results.

Recent Events
Due to the ongoing Russia-Ukraine conflict and government sanctions imposed in the region, the Company suspended operations with its indirect subsidiary, Beautyge Russia. While sales from Russia do not constitute a material portion of the Company's overall sales, the Company continues to closely monitor the associated impact of the ongoing Russia-Ukraine conflict, including any future significant escalation or expansion thereof, on its business, and will take appropriate actions to mitigate any negative impacts the conflict may have on the Company's operations and financial results.

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

Strategic Review

MacAndrews & Forbes and the Company continue to explore strategic transactions involving the Company and third parties (the "Strategic Review").

For additional information regarding the Company's business, see Part 1, Item 1 "Business" in the Company's 2021 Form 10-K.

Overview of Net Sales and Earnings Results

Consolidated net sales in the three months ended March 31, 2022 were $479.6 million, a $34.6 million increase, or 7.8%, compared to $445.0 million in the three months ended March 31, 2021. Excluding the $9.4 million unfavorable FX impact, consolidated net sales increased by $44.0 million, or 9.9%, during the three months ended March 31, 2022. The XFX net sales increase of $44.0 million in the three months ended March 31, 2022 was due to: a $25.0 million, or 15.4%, increase in Revlon segment net sales; a $9.6 million, or 12.8%, increase in Fragrances segment net sales; a $5.2 million, or 5.4%, increase in Portfolio segment net sales; and a $4.2 million, or 3.7%, increase in Elizabeth Arden segment net sales.
Consolidated loss from continuing operations, net of taxes, in the three months ended March 31, 2022 was $67.0 million, compared to consolidated loss from continuing operations, net of taxes, of $96.0 million in the three months ended March 31, 2021. The $29.0 million decrease in consolidated loss from continuing operations, net of taxes was primarily due to:
•$28.9 million of higher gross profit in the three months ended March 31, 2022, primarily due to higher net sales in the three months ended March 31, 2022, primarily due to retail channels continuing to show increased demand and signs of improvement from the effects of the ongoing COVID-19 pandemic as compared to the prior year period;
•$3.6 million of lower SG&A expenses in the three months ended March 31, 2022, compared to the prior year period, primarily driven by lower product display costs, favorable FX impacts and lower brand support expenses;
•a $3.5 million decrease in restructuring charges, primarily related to lower expenditures under RGGA in the three months ended March 31, 2022, compared to the expenditures incurred primarily under the 2020 Revlon Restructuring Program in the three months ended March 31, 2021;
•a $1.4 million decrease in the provision for income taxes in the three months ended March 31, 2022, compared to the prior year period, primarily due to the geographical level and mix of earnings, net change of valuation allowance on its net federal and certain deferred tax assets, partially offset by state taxes for certain U.S. entities; and
•a $0.4 million decrease in acquisition, integration and divestiture costs in the three months ended March 31, 2022, compared to the prior year period, primarily driven by higher amortization of the cash-based awards under the Revlon 2019 TIP in the prior year period;
with the foregoing partially offset by:
•$4.5 million of unfavorable variance in foreign currency, resulting from $7.8 million in foreign currency losses during the three months ended March 31, 2022, compared to $3.3 million in foreign currency losses during the three months ended March 31, 2021; and
•a $3.2 million increase in interest expense in the three months ended March 31, 2022, compared to the prior year period, primarily driven by higher borrowing and higher interest rates under the SISO Facility and 2021 Foreign Asset-Based Term Facility entered in March 2021;

REVLON, INC AND SUBSIDIARIES
COMBINED MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

•a $0.7 million increase in other miscellaneous expenses, net, in the three months ended March 31, 2022, compared to the prior year period, primarily due to financing fees in connection with the recent refinancing transactions; and
•a $0.4 million increase in amortization of debt issuance costs in the three months ended March 31, 2022, compared to the prior year period, primarily due to the additional debt issuance costs recorded and amortized in connection with the recent refinancing transactions.
Operating Segments

The Company operates in four reporting segments: Revlon, Elizabeth Arden, Portfolio and Fragrances.
For additional information regarding the Company's Operating Segments, see Note 14, "Segment Data" to the Company's Unaudited Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Results of Operations — Revlon, Inc.

Segment Results:

The Company's management evaluates segment profit for each of the Company's reportable segments. The Company allocates corporate expenses to each reportable segment to arrive at segment profit, as these expenses are included in the internal measure of segment operating performance. The Company defines segment profit as income from continuing operations before interest, taxes, depreciation, amortization, stock-based compensation expense, gains/losses on foreign currency fluctuations, gains/losses on the early extinguishment of debt and miscellaneous expenses. Segment profit also excludes the impact of certain items that are not directly attributable to the segments' underlying operating performance. The Company does not have any material inter-segment sales. For a reconciliation of segment profit to loss from continuing operations before income taxes, see Note 14, "Segment Data and Related Information," to the Company's Unaudited Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

The following tables provide a comparative summary of the Company's segment results for the periods presented.

	Net Sales						Segment Profit
	Three Months Ended March 31,		Change		XFX Change (a)		Three Months Ended March 31,		Change		XFX Change (a)
	2022	2021	$	%	$	%	2022	2021	$	%	$	%
Revlon	$182.1	$162.0	$20.1	12.4%	$25.0	15.4%	$23.6	$8.0	$15.6	195.0%	$16.6	207.5%
Elizabeth Arden	114.9	112.2	2.7	2.4%	4.2	3.7%	5.9	9.2	(3.3)	(35.9)%	(3.0)	(32.6)%
Portfolio	99.2	96.0	3.2	3.3%	5.2	5.4%	17.3	13.1	4.2	32.1%	4.6	35.1%
Fragrances	83.4	74.8	8.6	11.5%	9.6	12.8%	11.6	7.9	3.7	46.8%	3.9	49.4%
Total	$479.6	$445.0	$34.6	7.8%	$44.0	9.9%	$58.4	$38.2	$20.2	52.9%	$22.1	57.9%
(a) XFX excludes the impact of foreign currency fluctuations.
(N.M. - Not meaningful)

Revlon Segment

Revlon segment net sales in the three months ended March 31, 2022 were $182.1 million, a $20.1 million, or 12.4%, increase, compared to $162.0 million in the three months ended March 31, 2021. Excluding the $4.9 million unfavorable FX impact, total Revlon segment net sales in the three months ended March 31, 2022 increased by $25.0 million, or 15.4%, compared to the three months ended March 31, 2021. The Revlon segment's XFX increase in net sales of $25.0 million in the three months ended March 31, 2022 was driven by higher net sales of Revlon color cosmetics in North America, and, to a lesser extent, higher net sales of Revlon-branded professional hair care products in International regions and higher net sales of Revlon ColorSilk in North America. This increase was due, primarily, to the mass retail channel continuing to show signs of improvement from the effects of the ongoing COVID-19 pandemic, as well as salons' increased activity in connection with progressive and/or temporary lifting of restrictions related to the ongoing COVID-19 pandemic.

REVLON, INC AND SUBSIDIARIES
COMBINED MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

Revlon segment profit in the three months ended March 31, 2022 was $23.6 million, a $15.6 million, or 195.0%, increase, compared to $8.0 million in the three months ended March 31, 2021. Excluding the $1.0 million unfavorable FX impact, Revlon segment profit in the three months ended March 31, 2022 increased by $16.6 million, or 207.5%, compared to the three months ended March 31, 2021. This increase was driven primarily by the Revlon segment's higher net sales, higher gross profit margin and lower brand support expenses, partially offset by higher other SG&A expenses.

Elizabeth Arden Segment

Elizabeth Arden segment net sales in the three months ended March 31, 2022 were $114.9 million, a $2.7 million, or 2.4%, increase, compared to $112.2 million in the three months ended March 31, 2021. Excluding the $1.5 million unfavorable FX impact, Elizabeth Arden segment net sales in the three months ended March 31, 2022 increased by $4.2 million, or 3.7%, compared to the three months ended March 31, 2021. The Elizabeth Arden segment XFX increase in net sales of $4.2 million in the three months ended March 31, 2022 was driven primarily by higher net sales of Green Tea and White Tea fragrances in International regions, and, to a lesser extent, higher net sales of other Elizabeth Arden branded fragrances, partially offset by lower net sales of Ceramide, primarily in North America. This increase was due, primarily, to an increase in the travel retail business as well as signs of improvements from the effects of the ongoing COVID-19 pandemic on foot traffic at department stores and other retail outlets.

Elizabeth Arden segment profit in the three months ended March 31, 2022 was $5.9 million, a $3.3 million, or 35.9%, decrease, compared to $9.2 million in the three months ended March 31, 2021. Excluding the $0.3 million unfavorable FX impact, Elizabeth Arden segment profit in the three months ended March 31, 2022 decreased by $3.0 million, or 32.6%, compared to the three months ended March 31, 2021. This decrease was driven primarily by the Elizabeth Arden segment's higher brand support, partially offset by higher net sales and higher gross profit margin.

Portfolio Segment
Portfolio segment net sales in the three months ended March 31, 2022 were $99.2 million, a $3.2 million, or 3.3%, increase, compared to $96.0 million in the three months ended March 31, 2021. Excluding the $2.0 million unfavorable FX impact, total Portfolio segment net sales in the three months ended March 31, 2022 increased by $5.2 million, or 5.4%, compared to the three months ended March 31, 2021. The Portfolio segment XFX increase in net sales of $5.2 million in the three months ended March 31, 2022 was driven primarily by higher net sales of Mitchum anti-perspirant deodorants in International regions, higher net sales of Cutex, both in International regions and North America, higher net sales of CND nail products in International regions and higher net sales of Almay color cosmetics in North America, partially offset by lower net sales of certain local and regional skin care products brands, both in International regions and in North America. The increase was primarily in connection with retail channels continuing to show signs of improvement from the effects of the ongoing COVID-19 pandemic.
Portfolio segment profit in the three months ended March 31, 2022 was $17.3 million, a $4.2 million, or 32.1%, increase compared to $13.1 million in the three months ended March 31, 2021. Excluding the $0.4 million unfavorable FX impact, Portfolio segment profit in the three months ended March 31, 2022 increased by $4.6 million, or 35.1%, compared to the three months ended March 31, 2021. This increase was driven primarily by the Portfolio segment's higher net sales and higher gross profit margin, as well as lower SG&A and brand support expenses.

Fragrances Segment
Fragrances segment net sales in the three months ended March 31, 2022 were $83.4 million, a $8.6 million, or 11.5%, increase, compared to $74.8 million in the three months ended March 31, 2021. Excluding the $1.0 million unfavorable FX impact, total Fragrances segment net sales in the three months ended March 31, 2022 increased by $9.6 million, or 12.8%, compared to the three months ended March 31, 2021. The Fragrances segment XFX increase in net sales of $9.6 million in the three months ended March 31, 2022 was driven primarily by higher net sales of Britney Spears and, to a lesser extent, John Varvatos and Juicy Couture, primarily in International regions, as well as certain other licensed fragrance brands, both in North America and International regions, primarily due to continued recovery from the ongoing COVID-19 pandemic, as retailers are restocking their inventory levels, as well as growth in e-commerce net sales and the travel retail business.
Fragrances segment profit in the three months ended March 31, 2022 was $11.6 million, a $3.7 million, increase, compared to $7.9 million in the three months ended March 31, 2021. Excluding the $0.2 million unfavorable FX impact, Fragrances segment profit in the three months ended March 31, 2022 increased by $3.9 million, compared to the three months ended

REVLON, INC AND SUBSIDIARIES
COMBINED MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

March 31, 2021. This increase was driven primarily by the Fragrances segment's higher net sales and higher gross profit margin, partially offset by the segment's higher other SG&A and brand support expenses.

Geographic Results:

The following tables provide a comparative summary of the Company's North America and International net sales for the periods presented:

	Three Months Ended March 31,		Change		XFX Change (a)
	2022	2021	$	%	$	%
Revlon
North America	$101.6	$83.0	$18.6	22.4%	$18.4	22.2%
International	80.5	79.0	1.5	1.9%	6.6	8.4%
Elizabeth Arden
North America	$26.0	$28.4	$(2.4)	(8.5)%	$(2.4)	(8.5)%
International	88.9	83.8	5.1	6.1%	6.6	7.9%
Portfolio
North America	$64.7	$63.5	$1.2	1.9%	$1.4	2.2%
International	34.5	32.5	2.0	6.2%	3.8	11.7%
Fragrances
North America	$52.7	$51.3	$1.4	2.7%	$1.1	2.1%
International	30.7	23.5	7.2	30.6%	8.5	36.2%
Total Net Sales	$479.6	$445.0	$34.6	7.8%	$44.0	9.9%
(a) XFX excludes the impact of foreign currency fluctuations.

Revlon Segment

North America

In North America, Revlon segment net sales in the three months ended March 31, 2022 increased by $18.6 million, or 22.4%, to $101.6 million, compared to $83.0 million in the three months ended March 31, 2021. Excluding the $0.2 million favorable FX impact, Revlon segment net sales in North America in the three months ended March 31, 2022 increased by $18.4 million, or 22.2%, compared to the three months ended March 31, 2021. The Revlon segment's $18.4 million XFX increase in North America net sales in the three months ended March 31, 2022 was primarily due to higher net sales of Revlon color cosmetics and, to a lesser extent, higher net sales of Revlon ColorSilk hair color products and Revlon-branded beauty tools.

International

Internationally, Revlon segment net sales in the three months ended March 31, 2022 increased by $1.5 million, or 1.9%, to $80.5 million, compared to $79.0 million in the three months ended March 31, 2021. Excluding the $5.1 million unfavorable FX impact, Revlon segment International net sales in the three months ended March 31, 2022 increased by $6.6 million, or 8.4%, compared to the three months ended March 31, 2021. The Revlon segment's $6.6 million XFX increase in International net sales in the three months ended March 31, 2022 was driven primarily by higher net sales of Revlon-branded professional hair-care products, primarily in the EMEA region, and, to a lower extent, higher net sales of Revlon ColorSilk hair color products. This increase was partially offset primarily by lower net sales of Revlon-branded hair care products.

Elizabeth Arden Segment

North America

In North America, Elizabeth Arden segment net sales in the three months ended March 31, 2022 decreased by $2.4 million, or 8.5%, to $26.0 million, compared to $28.4 million in the three months ended March 31, 2021. The Elizabeth Arden segment's $2.4 million XFX decrease in North America net sales in the three months ended March 31, 2022 was driven

REVLON, INC AND SUBSIDIARIES
COMBINED MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

primarily by lower net sales of Ceramide skin care products, partially offset by higher net sales of certain other Elizabeth Arden-branded skin care products and fragrances.

International

Internationally, Elizabeth Arden segment net sales in the three months ended March 31, 2022 increased by $5.1 million, or 6.1%, to $88.9 million, compared to $83.8 million in the three months ended March 31, 2021. Excluding the $1.5 million unfavorable FX impact, Elizabeth Arden segment International net sales in the three months ended March 31, 2022 increased by $6.6 million, or 7.9%, compared to the three months ended March 31, 2021. The Elizabeth Arden segment's $6.6 million XFX increase in International net sales in the three months ended March 31, 2022 was driven primarily by higher net sales of Ceramide skin care products, Green Tea fragrances and, to a lower extent, White Tea fragrances and other Elizabeth Arden-branded fragrances, partially offset by lower net sales of certain other Elizabeth Arden-branded skin care products. This increase was due, primarily, to growth in e-commerce net sales, as well as an increase in the travel retail business, while there are also continuing signs of improvements from the effects of the ongoing COVID-19 pandemic on foot traffic at department stores and other retail outlets.

Portfolio Segment
North America

In North America, Portfolio segment net sales in the three months ended March 31, 2022 increased by $1.2 million, or 1.9%, to $64.7 million, as compared to $63.5 million in the three months ended March 31, 2021. Excluding the $0.2 million unfavorable FX impact, Portfolio segment net sales in North America in the three months ended March 31, 2022 increased by $1.4 million, or 2.2%, compared to the three months ended March 31, 2021. The Portfolio segment's $1.4 million XFX increase in North America net sales in the three months ended March 31, 2022 was driven primarily by higher net sales of certain local and regional skin care products brands, Almay color cosmetics and Cutex nail care products, primarily in connection with retail channels continuing to show signs of improvement from the effects of the ongoing COVID-19 pandemic. This increase was partially offset by lower net sales of American Crew men's grooming products.

International

Internationally, Portfolio segment net sales in the three months ended March 31, 2022 increased by $2.0 million, or 6.2%, to $34.5 million, compared to $32.5 million in the three months ended March 31, 2021. Excluding the $1.8 million unfavorable FX impact, Portfolio segment International net sales increased by $3.8 million, or 11.7%, in the three months ended March 31, 2022, compared to the three months ended March 31, 2021. The Portfolio segment's $3.8 million XFX increase in International net sales in the three months ended March 31, 2022 was driven primarily by higher net sales of Mitchum anti-perspirant deodorants and American Crew men's grooming products, primarily in connection with retail channels starting to show signs of improvement from the effects of the ongoing COVID-19 pandemic, partially offset by lower net sales of certain local and regional skin care products brands.

Fragrances Segment

North America

In North America, Fragrances segment net sales in the three months ended March 31, 2022 increased by $1.4 million, or 2.7%, to $52.7 million, as compared to $51.3 million in the three months ended March 31, 2021. Excluding the $0.3 million favorable FX impact, Fragrances segment net sales in North America increased by $1.1 million, or 2.1%, in the three months ended March 31, 2022, compared to the three months ended March 31, 2021. The Fragrances segment's $1.1 million XFX increase in North America net sales in the three months ended March 31, 2022 was driven primarily by higher net sales of certain other licensed fragrance brands, and to a lesser extent, Britney Spears and Curve, partially offset by lower net sales of Juicy Couture and John Varvatos fragrances. This increase is primarily due to a recovery from the ongoing COVID-19 pandemic, as retailers are restocking their inventory levels.

International

Internationally, Fragrances segment net sales in the three months ended March 31, 2022 increased by $7.2 million, or 30.6%, to $30.7 million, compared to $23.5 million in the three months ended March 31, 2021. Excluding the $1.3 million unfavorable FX impact, Fragrances segment International net sales increased by $8.5 million, or 36.2%, in the three months

REVLON, INC AND SUBSIDIARIES
COMBINED MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

ended March 31, 2022, compared to the three months ended March 31, 2021. The Fragrances segment's $8.5 million XFX increase in International net sales in the three months ended March 31, 2022 was driven primarily by higher net sales of Britney Spears, John Varvatos and Juicy Couture fragrances, as well as, to a lower extent, of other certain licensed fragrance brands, primarily due to continued recovery from the ongoing COVID-19 pandemic, as retailers are restocking their inventory levels, as well as growth in e-commerce net sales and the travel retail business.

Gross profit:
The table below shows the Company's gross profit and gross margin for the periods presented:

	Three Months Ended March 31,
	2022	2021	Change
Gross profit	$282.7	$253.8	$28.9
Percentage of net sales	58.9%	57.0%	1.9%

Gross profit increased by $28.9 million in the three months ended March 31, 2022, as compared to the three months ended March 31, 2021. Gross profit as a percentage of net sales (i.e., gross margin) in the three months ended March 31, 2022 increased by 1.9% percentage points, as compared to the three months ended March 31, 2021. The increase in gross margin in the three months ended March 31, 2022, as compared to the prior year period, was impacted primarily by higher sales and favorable product mix, partially offset by higher sales discounts and allowances and unfavorable foreign currency impacts.

SG&A expenses:
The table below shows the Company's SG&A expenses for the periods presented:

	Three Months Ended March 31,
	2022	2021	Change
SG&A expenses	$256.9	$260.5	$(3.6)

SG&A expenses decreased by $3.6 million in the three months ended March 31, 2022, compared to the three months ended March 31, 2021, driven primarily by:
•lower product display costs of approximately $4.7 million;
•favorable FX impact of approximately $4.1 million; and
•lower brand support expenses of approximately $3.3 million, to align marketing initiatives with certain key brands;
with the foregoing partially offset by:
•higher distribution expenses of approximately $4.4 million, driven primarily by higher net sales and higher costs; and
•higher general and administrative expenses of approximately $4.3 million, primarily driven by higher professional, legal and software renewal fees, as well as higher cost reductions achieved during the three months ended March 31, 2021 through the Revlon 2020 Restructuring Program (subsequently renamed RGGA during 2021).

Restructuring charges and other, net:
The table below shows the Company's restructuring charges and other, net for the periods presented:

	Three Months Ended March 31,
	2022	2021	Change
Restructuring charges and other, net	$1.9	$5.4	$(3.5)

Restructuring charges and other, net, decreased by $3.5 million during the three months ended March 31, 2022, compared to the three months ended March 31, 2021, primarily related to lower expenditures under RGGA in the three months ended March 31, 2022, compared to the expenditures incurred primarily under the 2020 Revlon Restructuring Program in the three months ended March 31, 2021.

REVLON, INC AND SUBSIDIARIES
COMBINED MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

Revlon Global Growth Accelerator Program
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

The major initiatives underlying the RGGA Program will remain and include:
•    Strategic Growth: Boost organic sales growth behind our strategic pillars – brands, markets, and channels -- to deliver mid-single digit Compound Average Annual Growth Rate through 2024.
•    Operating Efficiencies: Drive additional operational efficiencies and cost savings for margin improvement and to fuel investments in growth.
•    Build Capabilities: Build capabilities and embed the Revlon culture of one vision, one team.

Under this extension and expansion, the Company expects to deliver an updated range of annualized cost reductions of approximately $325 million to $390 million from 2020 through the end of 2024. Approximately 50% of these annualized cost reductions were realized from the headcount reductions that occurred in 2020. The remaining cost reductions will be realized through reductions in SG&A expenses and cost of goods sold. The Company achieved $7 million of cost reductions during the three months ended March 31, 2022, bringing the total cost reductions realized since the inception of the program to approximately $191 million and expects to achieve approximately $40 million to $55 million for the full year 2022, with the balance to be realized during 2023 and 2024.

In connection with implementing RGGA, the Company expects to recognize an updated cost range of approximately $193 million and $215 million of total pre-tax restructuring and related charges, consisting of employee-related costs, such as severance, pension and other termination costs, as well as related third party expenses. The Company also expects to incur approximately $20 million of additional capital expenditures. Under the RGGA program, the Company expects to incur pre-tax restructuring and related charges of approximately $30 million to $40 million during 2022 and the remainder during 2023 and 2024. The Company expects that substantially all of these restructuring and related charges will be paid in cash, with $97.2 million of the total charges paid as of March 31, 2022 and $1.9 million paid during the first three months of 2022. Approximately $25 million to $30 million of the total charges are expected to be paid during the remainder of 2022, with the residual balance to be paid during 2023 and 2024.

In connection with RGGA, during the three months ended March 31, 2022, the Company recorded $4.0 million of total pre-tax restructuring and related charges consisting primarily of i) $1.9 million of employee severance, other personnel benefits and other costs; and (ii) $2.1 million of lease and other restructuring-related charges that were recorded within SG&A and cost of sales. Since its inception and through March 31, 2022, the Company recorded $105.9 million of total pre-tax restructuring and related charges consisting primarily of i) $78.5 million of employee severance, other personnel benefits and other costs; and (ii) $27.4 million of lease and other restructuring-related charges that were recorded within SG&A and cost of sales.

Since its inception in March 2020 and through March 31, 2022, approximately 965 positions have been eliminated worldwide under RGGA.

For further information on RGGA, see Note 2, "Restructuring Charges," to the Company's Unaudited Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Interest expense:
The table below shows the Company's interest expense for the periods presented:

	Three Months Ended March 31,
	2022	2021	Change
Interest expense	$62.1	$58.9	$3.2

REVLON, INC AND SUBSIDIARIES
COMBINED MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

The $3.2 million increase in interest expense during the three months ended March 31, 2022, as compared to the three months ended March 31, 2021, was primarily driven by higher borrowing and higher interest rates under the SISO Facility and 2021 Foreign Asset-Based Term Facility entered in March 2021.

Provision for income taxes:
The table below shows the Company's provision for income taxes for the periods presented:

	Three Months Ended March 31,
	2022	2021	Change
Provision for income taxes	$9.8	$11.2	$(1.4)

The Company recorded a provision for income taxes of $9.8 million for the three months ended March 31, 2022, compared to a provision for income taxes of $11.2 million for the three months ended March 31, 2021. The $1.4 million decrease in the provision for income taxes for the three months ended March 31, 2022, compared to the same period in 2021, was primarily due to the geographical level and mix of earnings, net change of valuation allowance on its net federal and certain deferred tax assets, partially offset by state taxes for certain U.S. entities.

The Company's effective tax rate for the three months ended March 31, 2022 and March 31, 2021 was lower than the federal statutory rate of 21% primarily due to losses for which no tax benefit can be recognized, as well as state taxes for certain U.S. entities.
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

For further information, see Note 12, "Income Taxes," to the Company's Unaudited Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Results of Operations — Products Corporation

Products Corporation's Consolidated Statements of Operations and Comprehensive Loss are essentially identical to Revlon, Inc.'s Consolidated Statements of Operations and Comprehensive Loss, except for expenses incidental to being a public holding company and certain tax adjustments as follows:

	Three Months Ended March 31,
	2022	2021
Net loss - Revlon, Inc.	$(67.0)	$(96.0)
Selling, general and administrative expenses	2.1	1.0
Miscellaneous, net	(3.4)	—
Provision for income taxes	0.1	0.1
Net loss - Products Corporation	$(68.2)	$(94.9)

Refer to Revlon’s “Management Discussion and Analysis of Financial Condition and Results of Operations” herein.

REVLON, INC AND SUBSIDIARIES
COMBINED MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

Financial Condition, Liquidity and Capital Resources

At March 31, 2022, the Company had a liquidity position of $132.1 million, consisting of: (i) $70.0 million of unrestricted cash and cash equivalents (with approximately $62.2 million held outside the U.S.); (ii) $65.1 million in available borrowing capacity under Amendment No. 9 to the Amended 2016 Revolving Credit Facility (which had $268.0 million drawn at such date); and less (iii) approximately $3.0 million of outstanding checks.

Liquidity and Ability to Continue as a Going Concern
Each reporting period, the Company assesses its ability to continue as a going concern for one year from the date the financial statements are issued.

The Company continues to focus on cost reduction and risk mitigation actions to address the ongoing impact from the COVID-19 pandemic as well as other risks in the business environment. It expects to generate additional liquidity through continued cost control initiatives as well as funds provided by selling certain assets or other strategic transactions in connection with the Company's ongoing Strategic Review. If sales decline, the Company’s cost control initiatives may include reductions in discretionary spend and reductions in investments in capital and permanent displays. Management believes that the debt transactions completed during the first quarter of 2022, along with existing cash and cash equivalents and cost control initiatives provides the Company with sufficient liquidity to meet its obligations and maintain business operations for the next twelve months.

However, there can be no assurance that available funds will be sufficient to meet the Company’s cash requirements on a consolidated basis, as, among other things, the Company’s liquidity can be impacted by a number of factors, including its level of sales, costs and expenditures, as well as accounts receivable and inventory, which serve as the principal variables impacting the amount of liquidity available under the asset-based revolving credit agreement, dated as of September 7, 2016, by and among Products Corporation and certain of its subsidiaries, as borrowers, the Company, as holdings, the lenders party thereto and Citibank, N.A., as administrative agent and collateral agent (as amended, the "Amended 2016 Revolving Credit Agreement" and the credit facility thereunder, the "Amended 2016 Revolving Credit Facility") and the 2021 Foreign Asset-Based Term Facility (as defined herein). For example, subject to certain exceptions, revolving loans under the Amended 2016 Revolving Credit Facility and term loans under the 2021 Foreign Asset-Based Term Facility must be prepaid to the extent that such outstanding loans exceed the applicable borrowing base, consisting of certain accounts receivable, inventory and real estate.

First Quarter of 2022 Financing Transactions
Amendment No. 9 to the Amended 2016 Revolving Credit Agreement: Tranche A - Revolving Credit Facility and Second-In, Second-Out ("SISO") Term Loan Facility
On March 31, 2022, Products Corporation entered into Amendment No. 9 to the Amended 2016 Revolving Credit Agreement (“Amendment No. 9”).
Amendment No. 9, among other things, made certain changes to the calculation of the borrowing base. Amendment No. 9 has the effect of temporarily increasing the borrowing base under the Amended 2016 Revolving Credit Agreement by up to $25 million until the earlier of (i) September 29, 2022 and (ii) the occurrence of an event of default or payment default (the “Amendment No. 9 Accommodation Period”). During the Amendment No. 9 Accommodation Period, Amendment No. 9 also establishes a reserve against availability under the Amended 2016 Revolving Credit Agreement in the amount of $10 million until June 29, 2022 and $15 million thereafter. Products Corporation was required to pay customary fees in connection with Amendment No. 9.
The Company incurred approximately $1.8 million of new debt issuance costs in connection with Amendment No. 9 to the 2016 Revolving Credit Agreement and SISO Term Loan Facility, which are amortized in accordance with the straight-line method within "Amortization of debt issuance costs" over the term of the Amendment No. 9 Accommodation Period.

First Amendment to 2021 Asset-Based Term Agreement
On March 30, 2022, Revlon Finance LLC, a Delaware limited liability company and wholly-owned subsidiary of Revlon (the “FABTL Borrower”), entered into the First Amendment (the “First Amendment”) to the 2021 Foreign Asset-Based Term Agreement.
The First Amendment, among other things, made certain changes to the calculation of the borrowing base that have the effect of temporarily increasing the borrowing base for one year after the effective date of the First Amendment. Initially the increase in the borrowing base is estimated to be approximately $7 million. The FABTL Borrower is required to pay customary fees in connection with the First Amendment.
Second Quarter of 2021 Financing Transactions
Amendment No. 8 to the Amended 2016 Revolving Credit Agreement: Tranche A - Revolving Credit Facility and Second-In, Second-Out Term Loan Facility
On May 7, 2021, Products Corporation entered into Amendment No. 8 to the Amended 2016 Revolving Credit Agreement (“Amendment No. 8”). Amendment No. 8, among other things, made certain amendments pursuant to which: (i) the maturity date applicable to the “Tranche A” revolving loans and SISO Term Loan Facility (as defined further below in this section within "Amendment No. 7 to the Amended 2016 Revolving Credit Agreement: Tranche A - Revolving Credit Facility and SISO Term Loan Facility") was extended from June 8, 2023 to May 7, 2024, subject to a springing maturity to the earlier of: (x) 91 days prior to the maturity of the 2016 Term Loan Facility on September 7, 2023, to the extent such term loans are then outstanding, and (y) to the extent the Company’s first-in, last-out term loans (the “2020 ABL FILO Term Loans”) are then outstanding, the earliest stated maturity of the 2020 ABL FILO Term Loans; (ii) the commitments under the “Tranche A” revolving facility were reduced from $300 million to $270 million and under the SISO Term Loan Facility were upsized from $100 million to $130 million, (iii) the financial covenant was changed from (A)(x) a minimum excess availability requirement of $20 million when the fixed charge coverage ratio is greater than 1.00x or (y) a minimum excess availability requirement of $30 million when the fixed charge coverage ratio is less than 1.00x to (B) a springing minimum fixed charge coverage ratio of 1.00x when excess availability is less than $27.5 million, (iv) certain advance rates in respect of the borrowing base under the credit agreement were increased, and (v) the perpetual cash dominion requirement was replaced with a springing cash dominion requirement triggered only when excess availability is less than $45 million. In addition, Amendment No. 8 increased the interest rate margin applicable to the “Tranche A” revolving loans to 3.75% from a range of 2.50-3.00% and decreased the LIBOR “floor” applicable thereto from 1.75% to 0.50%.

On May 7, 2021, the Company also entered into a successor agent appointment and agency transfer agreement pursuant to which MidCap Funding IV Trust ("MidCap") succeeded Citibank, N.A. as the collateral agent and administrative agent for the Amended 2016 Revolving Credit Agreement. Products Corporation paid certain customary fees to MidCap and the lenders under the Amended 2016 Revolving Credit Facility in connection with Amendment No. 8.

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

The above-mentioned Amendment No. 8 also included an extinguishment and a modification of a term loan in connection with the existing SISO Term Loan Facility. More specifically, in accordance with ASC 470, Debt:

•Extinguishment accounting was applied to one existing prior lender, which was no longer involved with the SISO Term Loan Facility after Amendment No. 8. In connection with such extinguishment, deferred financing costs of approximately $1.4 million were expensed within "Amortization of debt issuance costs” on the Company's Consolidated Statement of Operations and Comprehensive Loss for the year ended December 31, 2021; and
•Modification accounting was applied to those exiting lenders for which the cash flow effect between the amount owed to them before and after the consummation of Amendment No. 8, on a present value basis, was less than 10% and, thus, the debt instruments were not considered to be substantially different. In connection with such modification, fees of approximately $0.9 million paid to the lenders were recorded as deferred financing costs and are amortized within "Amortization of debt issuance costs” (together with previously exiting deferred financing costs associated with these lenders of approximately $4.0 million), in accordance with the new effective interest rate computed over the revised term of the SISO Term Loan Facility. Additionally, approximately $0.4 million of fees paid to third parties were expensed within SG&A on the Company's Consolidated Statement of Operations and Comprehensive Loss for the year ended December 31, 2021.

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

Principal and Maturity: The 2021 Foreign Asset-Based Term Facility provides for a U.S. dollar-denominated senior secured asset-based term loan facility in an aggregate principal amount of $75 million, the full amount of which was funded on the closing of the facility. On the 2021 ABTL Closing Date, approximately $7.5 million of the proceeds of the 2021 Foreign Asset-Based Term Facility were deposited in an escrow account by the ABTL Agent pending completion of certain post-closing perfection actions with respect to certain foreign real property of the guarantors constituting collateral securing the 2021 Foreign Asset-Based Term Facility. Such perfection actions were subsequently completed, and the escrowed funds were released to the ABTL Borrower. The 2021 Foreign Asset-Based Term Facility has an uncommitted incremental facility pursuant to which it may be increased from time to time by up to the amount of the borrowing base in effect at the time such incremental facility is incurred, subject to certain conditions and the agreement of the lenders providing such increase. The proceeds of the loans under the 2021 Foreign Asset-Based Term Facility were used: (i) to repay in full the obligations under the 2018 Foreign Asset-Based Term Facility (the “ABTL Refinancing”); (ii) to pay fees and expenses in connection with the 2021 Foreign Asset-Based Term Facility and the ABTL Refinancing; and (iii) for working capital and other general corporate purposes. The 2021 Foreign Asset-Based Term Facility matures on March 2, 2024, subject to a springing maturity date of August 1, 2023 if, on such date, any principal amount of loans under the term loan credit agreement, dated as of September 7, 2016, by and among Products Corporation, as the borrower, the Company, as holdings, the lenders party thereto and Citibank, N.A., as administrative agent and collateral agent (as amended by Amendment No. 1 dated as of May 7, 2020, the “2016 Term Loan Agreement” and the credit facility thereunder, the “2016 Term Loan Facility”) due September 7, 2023 remain outstanding.

The 2021 Foreign Asset-Based Term Agreement requires the maintenance of a borrowing base supporting the borrowing thereunder, to be evidenced with the delivery of biweekly borrowing base certificates customary for facilities of this type, with more frequent reporting required upon the triggering of certain events. The borrowing base calculation under the 2021 Foreign Asset-Based Term Facility is based on the sum of: (i) 80% of eligible accounts receivable (later increased to 90% for one year from the effective date of the First Amendment); (ii) 65% of the net orderly liquidation value of eligible finished goods inventory receivable (later increased to 75% for one year from the effective date of the First Amendment); and (iii) 45% of the mortgage value of eligible real property, in each case with respect to certain of Products Corporation’s subsidiaries organized in Australia, Bermuda, Germany, Italy, Spain and Switzerland (the “ABTL Borrowing Base Guarantors”). The borrowing bases in each jurisdiction are subject to certain customary availability reserves set by the ABTL Agent.

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

Changes in Cash Flows

As of March 31, 2022, the Company had cash, cash equivalents and restricted cash of $87.6 million, compared with $102.5 million at December 31, 2021. The following table summarizes the Company’s cash flows from operating, investing and financing activities for the periods presented:

	Three Months Ended March 31,
	2022	2021
Net cash provided by (used in) operating activities	$6.7	$(28.4)
Net cash used in investing activities	(2.3)	(0.7)
Net cash (used in) provided by financing activities	(37.6)	29.6
Effect of exchange rate changes on cash and cash equivalents	(0.1)	(1.3)
Net decrease in cash, cash equivalents and restricted cash	(33.3)	(0.8)
Cash, cash equivalents and restricted cash at beginning of period	120.9	102.5
Cash, cash equivalents and restricted cash at end of period	$87.6	$101.7

Operating Activities
Net cash provided by (used in) operating activities was $6.7 million and $(28.4) million for the three months ended March 31, 2022 and 2021, respectively. The increase in cash provided by operating activities for the three months ended March 31, 2022, compared to the three months ended March 31, 2021, was primarily driven by a lower loss and favorable working capital changes.

Investing Activities
Net cash used in investing activities was $2.3 million for the three months ended March 31, 2022, compared to $0.7 million for the three months ended March 31, 2021 primarily due to an increase in capital expenditures during the three months ended March 31, 2022.

Financing Activities
Net cash (used in) provided by financing activities was $(37.6) million and $29.6 million for the three months ended March 31, 2022 and 2021, respectively.
Net cash used in financing activities for the three months ended March 31, 2022 primarily included:
•$21.6 million of net repayments under the Amended 2016 Revolving Credit Agreement;
•$4.7 million of repayments under the 2020 BrandCo Facilities;
•$3.6 million of interest payments in connection with the troubled debt restructuring accounting treatment of the 5.75% Senior Notes Exchange Offer, which were deemed as return of principal to the participating lenders;
•$2.3 million of repayments under the 2016 Term Loan Facility;
•$1.8 million of payment of financing costs incurred in connection with the first quarter of 2022 refinancing transactions, comprised of: (i) approximately $1.1 million of payments of financing costs incurred in connection with the SISO Term Loan Facility; and (ii) approximately $0.7 million of financing costs incurred in connection with the Tranche A revolving credit facility; and
•$0.3 million of decreases in short-term borrowings and overdraft.
Net cash provided by financing activities for the three months ended March 31, 2021 primarily included:
•$100.0 million of borrowings under the SISO Term Loan Facility; and
•$75.0 million of borrowings under the 2021 Foreign Asset-Based Term Facility;
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
•$10.6 million of decreases in short-term borrowings and overdraft; and
•$2.3 million of repayments under the 2016 Term Loan Facility.

Long-Term Debt Instruments

For additional information on the terms and conditions of Products Corporation’s various pre-existing debt instruments and financing transactions, including, without limitation, 5.75% Senior Notes Exchange Offer, the 2020 BrandCo Facilities, 2016 Term Loan Facility, Amended 2016 Revolving Credit Facility, 2019 Term Loan Facility (which was fully repaid as part of entry into the 2020 BrandCo Facilities), 2018 Foreign Asset-Based Term Facility (which was refinanced by the 2021 Foreign Asset-Based Term Facility), 2020 Restated Line of Credit Facility (which was terminated in accordance with its term on December 31, 2020) and 6.25% Senior Notes Indenture, reference should be made to the 2021 Form 10-K.

Covenants
Products Corporation was in compliance with all applicable covenants under the BrandCo credit agreement, dated as of May 7, 2020, by and among Products Corporation, as borrower, the Company, as holdings, the lenders party thereto and Jefferies Finance, LLC as administrative agent and collateral agent (as amended by Amendment No. 1 dated as of November 13, 2020, the "2020 BrandCo Credit Agreement" and the credit facilities thereunder, the "2020 BrandCo Facilities"); the Amended 2016 Revolving Credit Agreement and the 2016 Term Loan Agreement (collectively, the "2016 Credit Agreements"); the 2021 Foreign Asset-Based Term Agreement; as well as with all applicable covenants under the indenture governing its 6.25% Senior Notes due 2024 (such notes, the "6.25% Senior Notes" and the related indenture, the 6.25% Senior Notes Indenture"), in each case as of March 31, 2022. At March 31, 2022, the aggregate principal amounts outstanding and availability under Products Corporation’s various revolving credit facilities were as follows:

	Commitment	Borrowing Base	Aggregate principal amount outstanding at March 31, 2022	Availability at September 30, 2021 (a)
Tranche A Revolving Credit Facility	$270.0	$153.1	$88.0	$65.1
SISO Term Loan Facility	130.0	130.0	130.0	—
2020 ABL FILO Term Loans	50.0	43.2	50.0	—
(a) Availability as of March 31, 2022 is based upon the Tranche A Revolving borrowing base then in effect under Amendment No.9 to the Amended 2016 Revolving Credit Facility of $153.1 million which includes a $6.8 million reserve for the shortfall of the borrowing base that supports the 2020 ABL FILO Term Loans compared to the corresponding aggregate principal amount outstanding of $50 million), less $88.0 million then drawn.

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

The Company’s principal uses of funds are expected to be the payment of operating expenses, including payments in connection with the purchase of permanent wall displays; capital expenditure requirements; debt service payments and costs; cash tax payments; pension and other post-retirement benefit plan contributions; payments in connection with the Company’s restructuring programs, such as the RGGA Program; severance not otherwise included in the Company’s restructuring programs; business and/or brand acquisitions (including, without limitation, through licensing transactions), if any; additional debt and/or equity repurchases, if any; costs related to litigation; and payments in connection with discontinuing non-core business lines and/or exiting and/or entering certain territories and/or channels of trade. For information regarding certain risks related to the Company’s indebtedness and cash flows, see Part II Other Information: Item 1A. "Risk Factors - A substantial portion of Products Corporation's indebtedness is subject to floating interest rates and the potential discontinuation or replacement of LIBOR could result in an increase to our interest expense."

The Company’s cash contributions to its pension and post-retirement benefit plans in the three months ended March 31, 2022 were $2.2 million. The Company expects that cash contributions to its pension and post-retirement benefit plans will be approximately $8.8 million in the aggregate for 2022. The Company’s cash taxes paid, net of refund in the three months ended March 31, 2022 were $0.5 million. The Company expects to pay net cash taxes totaling approximately $0 million to $10 million in the aggregate during 2022.

The Company’s purchases of permanent wall displays and capital expenditures in the three months ended March 31, 2022 were $4.2 million and $2.3 million, respectively. The Company expects that purchases of permanent wall displays will total approximately $35 million to $40 million in the aggregate during 2022 and expects that capital expenditures will total approximately $15 million to $20 million in the aggregate during 2022.
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
The Company expects that operating revenues, cash on hand and funds that may be available from time-to-time for borrowing under the Amended 2016 Revolving Credit Facility and other permissible borrowings will be sufficient to enable the Company to pay its operating expenses for 2022, including payments in connection with the purchase of permanent wall displays, capital expenditures, debt service payments and costs, cash tax payments, pension and other post-retirement plan contributions, payments in connection with the Company’s restructuring programs, such as, currently, primarily the RGGA program, severance not otherwise included in the Company’s restructuring programs, business and/or brand acquisitions
(including, without limitation, through licensing transactions), if any, debt and/or equity repurchases, if any, costs related to litigation, discontinuing non-core business lines and/or entering and/or exiting certain territories and/or channels of trade. The Company also expects to generate additional liquidity from strategic initiatives and cost reductions resulting from the implementation of, currently, primarily the RGGA program, cost reductions generated from other cost control initiatives, price increases, as well as funds provided by selling certain assets in connection with the Company's ongoing Strategic Review.
There can be no assurance that available funds will be sufficient to meet the Company’s cash requirements on a consolidated basis, as, among other things, the Company’s liquidity can be impacted by a number of factors, including its level of sales, costs and expenditures, as well as accounts receivable and inventory, which serve as the principal variables impacting the amount of liquidity available under the Amended 2016 Revolving Credit Facility and the 2021 Foreign Asset-Based Term Facility. For example, subject to certain exceptions, revolving loans under the Amended 2016 Revolving Credit Facility and term loans under the 2021 Foreign Asset-Based Term Facility must be prepaid to the extent that outstanding loans exceed the applicable borrowing base, consisting of certain accounts receivable, inventory and real estate. For information regarding certain risks related to the Company’s indebtedness and cash flows, see Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q and the Company's 2021 Form 10-K.
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
Any such developments, if significant, could reduce the Company’s revenues and operating income and could adversely affect Products Corporation’s ability to comply with certain financial and/or other covenants under the 2020 BrandCo Credit Agreement, 2016 Credit Agreements, the 6.25% Senior Notes Indenture and/or the 2021 Foreign Asset-Based Term Agreement and in such event the Company could be required to take measures, including, among other things, reducing discretionary spending. For further discussion of certain risks associated with the Company's business and indebtedness, see Item 1A. "Risk Factors" in this Quarterly Report on Form 10-Q and the 2021 Form 10-K.

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
COMBINED MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

Discussion of Critical Accounting Policies
For a discussion of the Company's critical accounting policies, see the Company's 2021 Form 10-K.

Recently Evaluated and/or Adopted Accounting Pronouncements and Recently Issued Accounting Pronouncements
See Note 1., "Description of Business and Summary of Significant Accounting Policies," to the Company's Unaudited Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

REVLON, INC. AND SUBSIDIARIES

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not applicable as a smaller reporting company.

REVLON, INC. AND SUBSIDIARIES

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the fiscal period covered by this Report on Form 10-Q. Based upon such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of March 31, 2022.

(b) Changes in Internal Control Over Financial Reporting ("ICFR"). There have not been any changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

REVLON, INC. AND SUBSIDIARIES

Forward-Looking Statements
This Quarterly Report on Form 10-Q for the period ended March 31, 2022, as well as the Company's other public documents and statements, may contain forward-looking statements that involve risks and uncertainties, which are subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on the beliefs, expectations, estimates, projections, assumptions, forecasts, plans, anticipations, targets, outlooks, initiatives, visions, objectives, strategies, opportunities, drivers, focus and intents of the Company's management. While the Company believes that its estimates and assumptions are reasonable, the Company cautions that it is very difficult to predict the impact of known and unknown factors, and, of course, it is impossible for the Company to anticipate all factors that could affect its results. The Company's actual results may differ materially from those discussed in such forward-looking statements. Such statements include, without limitation, the Company's expectations, plans and estimates (whether qualitative or quantitative) as to:
(i)the Company's future financial performance and/or sales growth;
(ii)the effect on sales of decreased consumer spending in response to weak economic conditions or weakness in the consumption of beauty products in one or more of the Company's segments, whether due to COVID-19 or otherwise; geopolitical risks, such as the ongoing Russia-Ukraine conflict; macroeconomic headwinds, such as high inflation or a potential recession/economic contraction; adverse changes in tariffs, foreign currency exchange rates, foreign currency controls and/or government-mandated pricing controls; decreased sales of the Company's products as a result of increased competitive activities by the Company's competitors and/or decreased performance by third-party suppliers, whether due to shortages of raw materials or otherwise, changes in consumer purchasing habits, including with respect to retailer preferences and/or among sales channels; inventory management by the Company's customers; inventory de-stocking by certain retail customers; space reconfigurations or reductions in display space by the Company's customers; retail store closures in the brick-and-mortar channels where the Company sells its products, as consumers continue to shift purchases to online and e-commerce channels; changes in pricing, marketing, advertising and/or promotional strategies by the Company's customers; less than anticipated results from the Company's existing or new products or from its advertising, promotional, pricing and/or marketing plans; or if the Company's expenses, including, without limitation, for the purchase of permanent displays, capital expenditures, debt service payments and costs, cash tax payments, pension and other post-retirement plan contributions, payments in connection with the Company's restructuring programs, severance not otherwise included in the Company's restructuring programs, business and/or brand acquisitions (including, without limitation, through licensing transactions), if any, additional debt and/or equity repurchases, if any, costs related to litigation, discontinuing non-core business lines and/or entering and/or exiting certain territories and/or channels of trade, advertising, promotional and marketing activities or for sales returns related to any reduction of space by the Company's customers, product discontinuances or otherwise, exceed the anticipated level of expenses;
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
(vi)the Company's expectation that operating revenues, cash on hand and funds that may be available from time to time for borrowing under the Amended 2016 Revolving Credit Facility, and other permissible borrowings will be sufficient to enable the Company to cover its operating expenses for 2022, including the cash requirements referred to in item (viii) below, and the Company's belief that (a) it has and will have sufficient liquidity to meet its cash needs for at least the next 12 months based upon the cash generated by its operations, cash on hand, availability under the Amended 2016 Revolving Credit Facility, and other permissible borrowings, along with the option to further settle intercompany loans and payables with certain foreign subsidiaries, and that such cash resources will be further enhanced as the Company implements cost reductions from its cost control initiatives, as well as funds provided by selling certain assets in connection with the Company's ongoing Strategic Review, and (b) restrictions and/or taxes on repatriation of foreign earnings will not have a material effect on the Company's liquidity during such period;
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
Investors are advised, however, to consult any additional disclosures the Company made or may make in the Company's 2021 Form 10-K and in its Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, in each case filed with the SEC (which, among other places, can be found on the SEC's website at http://www.sec.gov, as well as on the Company's corporate website at www.revloninc.com). Except as expressly set forth in this Quarterly Report on Form 10-Q, the information available from time-to-time on such websites shall not be deemed incorporated by reference into this Quarterly Report on Form 10-Q. A number of important factors could cause actual results to differ materially from those contained in any forward-looking statement. (See also Item 1A. "Risk Factors" in this Quarterly Report on Form 10-Q and the 2021 Form 10-K for further discussion of risks associated with the Company's business). In addition to factors that may be described in the Company's filings with the SEC, including this filing, the following factors, among others, could cause the Company's actual results to differ materially from those expressed in any forward-looking statements made by the Company:
(i)unanticipated circumstances or results affecting the Company's financial performance and or sales growth, including: greater than anticipated levels of consumers choosing to purchase their beauty products through e-commerce and other social media channels and/or greater than anticipated declines in the brick-and-mortar retail channel, or either of those conditions occurring at a rate faster than anticipated; the Company's inability to address the pace and impact of the new commercial landscape, such as its inability to enhance its e-commerce and social media capabilities and/or increase its penetration of e-commerce and social media channels; the Company's inability to drive a successful long-term omni-channel strategy and significantly increase its e-commerce penetration; difficulties, delays and/or the Company's inability to (in whole or in part) develop and implement effective content to enhance its online retail position, improve its consumer engagement across social media platforms and/or transform its technology and data to support efficient management of its digital infrastructure; the Company incurring greater than anticipated levels of expenses and/or debt to facilitate the foregoing objectives, which could result in, among other things, less than anticipated revenues and/or profitability; decreased consumer spending in response to weak economic conditions or weakness in the consumption of beauty products in one or more of the Company's segments, whether attributable to COVID-19 or otherwise; adverse changes in tariffs, foreign currency exchange rates, foreign currency controls and/or government-mandated pricing controls; decreased sales of the Company's products as a result of increased competitive activities by the Company's competitors; decreased performance by third-party suppliers, whether due to COVID-19, shortages of raw materials or otherwise; and/or supply disruptions at the Company's manufacturing facilities, whether attributable to COVID-19 or shortages of raw materials, components, and labor, or transportation constraints or otherwise; changes in consumer preferences, such as reduced consumer demand for the Company's color cosmetics and other current products, including new product launches; changes in consumer purchasing habits, including with respect to retailer preferences and/or among sales channels, whether attributable to COVID-19 or otherwise; lower than expected customer acceptance or consumer acceptance of, or less than anticipated results from, the Company's existing or new products, whether attributable to COVID-19 or otherwise; higher than expected retail store closures in the brick-and-mortar channels where the Company sells its products, as consumers continue to shift purchases to online and e-commerce channels, whether attributable to COVID-19 or otherwise; higher than expected purchases of permanent displays, capital expenditures, debt service payments and costs, cash tax payments, pension and other post-retirement plan contributions, payments in connection with the Company's restructuring programs, severance not otherwise included in the Company's restructuring programs, business and/or brand acquisitions (including, without limitation, through licensing transactions), if any, debt and/or equity repurchases, if any, costs related to litigation, discontinuing non-core business lines and/or entering and/or exiting certain territories and/or channels of trade, advertising, promotional and marketing activities or for sales returns related to any reduction of space by the Company's customers, product discontinuances or otherwise or lower than expected results from the Company's advertising, promotional, pricing and/or marketing plans, whether attributable to COVID-19 or otherwise; decreased sales of the Company’s existing or new products, whether attributable to COVID-19 or otherwise; actions by the Company's customers, such as greater than expected inventory management and/or de-stocking, and greater than anticipated space reconfigurations or reductions in display space and/or product discontinuances or a greater than expected impact from pricing, marketing, advertising and/or promotional strategies by the Company's customers, whether attributable to COVID-19 or otherwise; and changes in the competitive environment and actions by the Company's competitors, including, among other things, business combinations, technological breakthroughs, implementation of new pricing strategies, new product offerings, increased advertising, promotional and marketing spending and advertising, promotional and/or marketing successes by competitors;

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

Item 1A. Risk Factors

In addition to the other information in this Quarterly Report on Form 10-Q, when evaluating the Company’s business investors should consider carefully the below risk factors which have been updated since the Company’s 2021 Form 10-K.

The risk factors in this Quarterly Report on Form 10-Q below should be carefully considered, including the risk factors discussed in “Risk Factors” and other risks discussed in our 2021 Form 10-K. These risks could materially and adversely affect our results, operations, outlooks, plans, goals, growth, reputation, cash flows, liquidity, and stock price. Our business also could be affected by risks that we are not presently aware of or that we currently consider immaterial to our operations.

Risks Related to the Company's Indebtedness

Products Corporation’s substantial indebtedness could adversely affect the Company’s operations and flexibility and Products Corporation’s ability to service its debt.

Products Corporation has a substantial amount of outstanding indebtedness. As of March 31, 2022, the Company’s total third-party indebtedness was $3,520.9 million (or $3,423.4 million, including future interest and net of discounts and debt issuance costs), including: (i) $1,873.2 million in aggregate principal amount under the 2020 BrandCo Facilities; (ii) $872.4 million in aggregate principal amount of secured indebtedness under its 2016 Term Loan Facility; (iii) $138.0 million of secured indebtedness under its Amended 2016 Revolving Credit Facility, consisting of $88.0 million of Tranche A revolving loans and $50.0 million of 2020 ABL FILO Term Loans; (iv) $130.0 million of loans under the senior secured second-in, second-out term loan facility under the SISO Term Loan Facility; (v) $75.0 million in aggregate principal amount of secured indebtedness under the 2021 Foreign Asset-Based Term Facility; (vi) $431.3 million in aggregate principal amount of its 6.25% Senior Notes and (vii) $1.0 million in aggregate principal amount of other short-term borrowings indebtedness.

If the Company is unable to maintain or increase its profitability and cash flow and sustain such results in future periods, the Company’s operations and Products Corporation’s ability to service its debt and/or comply with the financial and/or operating covenants under its various debt instruments could be adversely affected. (See also "Risk Factors - Restrictions and covenants in the various debt instruments of the Company’s subsidiaries limit its ability to take certain actions and impose consequences in the event of failure to comply.")

The Company is subject to the risks normally associated with substantial indebtedness, including the risk that the Company’s profitability and cash flow will be insufficient to meet required payments of principal and interest under Products Corporation’s various debt instruments, and the risk that Products Corporation will be unable to refinance existing indebtedness when it becomes due or, if it is unable to comply with the financial or operating covenants under its various debt instruments, to obtain any necessary consents, waivers or amendments or that the terms of any such refinancing and/or consents, waivers or amendments will be less favorable than the current terms of such indebtedness. Products Corporation’s substantial indebtedness could also have the effect of:

•limiting the Company’s ability to fund (including by obtaining additional financing) the costs and expenses of executing the Company’s business initiatives in the short-term and long-term, future working capital, capital expenditures, advertising, promotional and/or marketing expenses, new product development costs, purchases and reconfigurations of wall displays, acquisitions, and related integration costs, investments, restructuring programs and other general corporate purposes;

•requiring the Company to dedicate a substantial portion of its cash flow from operations to payments on Products Corporation’s indebtedness, thereby reducing the availability of the Company’s cash flow necessary for executing the Company’s business initiatives in the short-term and long-term and for other general corporate purposes;

REVLON, INC. AND SUBSIDIARIES

•placing the Company at a competitive disadvantage compared to its competitors that have less debt;
•exposing the Company to potential events of default (if not cured or waived) under the financial and operating covenants contained in Products Corporation’s various debt instruments;

•limiting the Company’s flexibility in responding to changes in its business and the industry in which it operates;

•reducing the Company’s negotiating power and flexibility in dealings with important customers and suppliers, potentially putting pressure on the Company’s ability to obtain advantageous delivery, supply and/or pricing terms; and

•making the Company more vulnerable to adverse economic conditions, such as a tightening in the credit markets, rising interest rates, or a downturn in its business.

Although agreements governing Products Corporation’s indebtedness, including the 2016 Credit Agreements, the 6.25% Senior Notes Indenture and the 2020 BrandCo Credit Agreement, limit Products Corporation’s ability to borrow funds, under certain circumstances, Products Corporation is allowed to borrow a significant amount of additional money, some of which, in certain circumstances and subject to certain limitations, could be secured indebtedness. To the extent that more debt, whether secured or unsecured, is added to the Company’s current debt levels, the risks described above would increase further.

Products Corporation’s ability to pay the principal amount of its indebtedness depends on many factors.

The Tranche A revolving loans and the SISO Term Loan Facility under the Amended 2016 Revolving Credit Facility mature in May 2024, subject to a springing maturity to the earlier of: (x) 91 days prior to the maturity of the 2016 Term Loan Facility, and (y) to the extent the 2020 ABL FILO Term Loans are then outstanding, the earliest stated maturity of the 2020 ABL FILO Term Loans; the non-extended portion of the 2016 Term Loan Facility matures no later than September 2023; the 2020 ABL FILO Term Loans mature no later than December 2023; the 2021 Foreign Asset-Based Term Facility matures no later than March 2024; and the 6.25% Senior Notes mature in August 2024. Also, while the 2020 BrandCo Facilities are scheduled to mature no later than June 2025, they are subject to a springing maturity on the 91st day prior to the maturity of the 6.25% Senior Notes if $100 million or more in aggregate principal amount of the 6.25% Senior Notes remain outstanding by such date. Additionally, while the extended portion of the 2016 Term Loan Facility (such certain extended portion, the “Extended Term Loans”) are scheduled to mature no later than June 2025, they are subject to a springing maturity to the earlier of (y) the same September 2023 springing maturity date of any non-extended term loans under Products Corporation’s existing 2016 Term Loan Facility if $75 million or more in aggregate principal amount of the non-extended term loans under the 2016 Term Loan Facility remains outstanding on such date, and (z) the 91st day prior to the maturity of the 6.25% Senior Notes if $100 million or more in aggregate principal amount of the 6.25% Senior Notes remain outstanding by such date. And, while the 2021 Foreign Asset-Based Term Facility matures no later than March 2024, it is subject to a springing maturity date of August 1, 2023 if any amount of the non-extended term loans under the 2016 Term Loan Facility remains outstanding on such date. For a more complete description of the maturities of these debt instruments, including events that could accelerate their respective maturities, see Note 8, “Debt,” to the Company’s Audited Consolidated Financial Statements included in the 2021 Form 10-K. Products Corporation currently anticipates that, in order to pay the principal amount of its outstanding indebtedness upon the occurrence of any event of default, or to repurchase any of the 6.25% Senior Notes if a change of control occurs, or in the event that Products Corporation’s cash flows from operations are insufficient to allow it to pay the principal amount of its indebtedness by their respective maturity dates, the Company will be required to refinance some or all of Products Corporation’s indebtedness, seek to sell assets or operations, seek to sell additional Revlon equity, seek to sell debt securities of Revlon or Products Corporation and/or seek additional capital contributions or loans from MacAndrews & Forbes or from the Company’s other affiliates and/or third parties. The Company may be unable to take any of these actions due to a variety of commercial or market factors or constraints in Products Corporation’s various debt instruments, including, for example, market conditions being unfavorable for an equity or debt issuance, additional capital contributions or loans not being available from affiliates and/or third parties, or that the transactions may not be permitted under the terms of Products Corporation’s various debt instruments then in effect, including restrictions on the incurrence of additional debt, incurrence of liens, asset dispositions and/or related party transactions included in such debt instruments. Such actions, if ever taken, may not enable the Company to satisfy its cash requirements if the actions do not result in sufficient cost reductions or generate a sufficient amount of additional capital, as the case may be. The failure to repay or repurchase any material indebtedness upon maturity, acceleration or otherwise would have a material adverse effect on the Company’s business, prospects, results of operations, financial condition and/or cash flows. Even if the Company can refinance any such indebtedness, the terms of such indebtedness may contain more restrictive covenants or be costly to the Company. The terms of any refinancing may adversely affect the Class A Common Stock and its trading price.

None of the Company’s affiliates are required to make any capital contributions, loans or other payments to Products Corporation regarding its obligations on its indebtedness. Products Corporation may not be able to pay the principal amount of its indebtedness using any of the above actions because, under certain circumstances, the 2016 Credit Agreements, the 2020

REVLON, INC. AND SUBSIDIARIES

BrandCo Credit Agreement, the 2021 Foreign Asset-Based Term Agreement, the 6.25% Senior Notes Indenture, any of Products Corporation’s other debt instruments and/or the debt instruments of Products Corporation’s subsidiaries then in effect may not permit the Company to take such actions. (See also "Risk Factors - Restrictions and covenants in the various debt instruments of the Company’s subsidiaries limit its ability to take certain actions and impose consequences in the event of failure to comply”).

The future state of the credit markets, including any volatility and/or tightening of the credit markets and reduction in credit availability, and rising interest rates could adversely impact the Company’s ability to refinance or replace, in whole or in part, Products Corporation’s outstanding indebtedness by their respective maturity dates, which could have a material adverse effect on the Company’s business, prospects, results of operations, financial condition and/or cash flows.

Restrictions and covenants in the various debt instruments of the Company’s subsidiaries limit its ability to take certain actions and impose consequences in the event of failure to comply .

The agreements that govern the indebtedness of the Company’s subsidiaries, including the 2016 Credit Agreements, the 2020 BrandCo Credit Agreement, the 2021 Foreign Asset-Based Term Agreement, and the 6.25% Senior Notes Indenture, contain a number of significant restrictions and covenants that limit the ability of the Company’s subsidiaries (subject in each case to certain exceptions) to, among other things:

•borrow money;
•use assets as security in other borrowings or transactions;
•pay dividends on stock or purchase stock;
•sell assets and use the proceeds from such sales;
•enter into certain transactions with affiliates;
•make certain investments;
•prepay, redeem or repurchase specified indebtedness; and
•permit restrictions on the payment of dividends to Products Corporation by its subsidiaries.

These covenants affect the operating flexibility of the Company’s subsidiaries by, among other things, restricting their ability to incur indebtedness that could be used to fund the costs of executing the Company’s business initiatives and to grow the Company’s business, as well as to fund general corporate purposes.

Certain breaches under the 2016 Credit Agreements, the 2020 BrandCo Credit Agreement, the 2021 Foreign Asset-Based Term Agreement and/or the 6.25% Senior Notes Indenture would permit the Company’s lenders to accelerate amounts outstanding thereunder. The acceleration of amounts outstanding under the 2016 Credit Agreements, the 2020 BrandCo Credit Agreement, the 2021 Foreign Asset-Based Term Agreement and/or the 6.25% Senior Notes would in certain circumstances constitute an event of default under the other instruments permitting amounts outstanding under such instruments to be accelerated. In addition, holders of the 6.25% Senior Notes may require Products Corporation to repurchase their notes in the event of a change of control under the applicable indenture and a change of control would be an event of default under the 2016 Credit Agreements, the 2020 BrandCo Credit Agreement and the 2021 Foreign Asset-Based Term Agreement. Products Corporation may not have sufficient funds at the time of any such breach or change of control to repay, in full or in part, amounts outstanding under the 2016 Credit Agreements, the 2020 BrandCo Credit Agreement or the 2021 Asset-Based Term Agreement or to repay, repurchase or redeem, in full or in part, the 6.25% Senior Notes.

Factors and events beyond the Company’s control could impair the Company’s operating performance, which could affect Products Corporation’s ability to comply with the terms of Products Corporation’s debt instruments. Such factors and events may include: decreased consumer spending in response to the ongoing and prolonged COVID-19 pandemic, including the re-imposition of face mask mandates, lockdowns and other restrictive measures in the United States or globally from time to time; decreased discretionary consumer spending in the short or long-term as a result of macroeconomic headwinds due to high inflation and increased pricing pressure on consumers or a future economic contraction or recession in the United States or globally; weakness in the consumption of beauty products in one or more of the Company’s segments; geopolitical risks such as the ongoing Russia/Ukraine conflict; continued outbreaks of COVID-19 in key global commerce and manufacturing hubs from time to time and the related significant disruptions to the Company’s supply chain resulting from lockdowns and other restrictive measures imposed in such hubs; continued delays at U.S. ports or other modes of transportation and the impact of such delays on the Company’s supply chain or its ability to ship products to customers; any prolonged and/or significant disruptions, shutdowns or closures in the manufacturing facilities of the Company or its key third-party suppliers both within the U.S. and abroad due to COVID-19; continued labor shortages at the Company and within the Company’s supply chain; increasing inflation globally that materially impacts the cost of raw materials, labor and transportation; the inability of the Company to increase prices of its products or otherwise offset cost increases in response to inflationary pressure; adverse changes in tariffs, foreign currency exchange rates, foreign currency controls and/or government-mandated pricing controls; decreased sales of the Company’s products as a result of increased competitive activities by the Company’s competitors, decreased advertising, promotional and marketing spending by the Company and/or decreased performance by third-party

REVLON, INC. AND SUBSIDIARIES

suppliers, whether due to shortages of raw materials or otherwise; changes in consumer purchasing habits, including with respect to retailer preferences and/or among sales channels, such as due to any further consumption declines that the Company has experienced; inventory management by the Company’s customers; inventory de-stocking by certain retail customers; space reconfigurations or reductions in display space by the Company’s customers; retail store closures in the brick-and-mortar channels where the Company sells its products, as consumers continue to shift purchases to online and e-commerce channels; changes in pricing, marketing, advertising and/or promotional strategies by the Company’s customers; less than anticipated results from the Company’s existing or new products or from its advertising, promotional, pricing and/or marketing plans; or if the Company’s expenses, including, without limitation, those for pension expense under its benefit plans, restructuring programs and related severance expenses, acquisitions and related integration costs, capital expenditures, costs related to litigation, advertising, promotional and/or marketing activities or for sales returns related to any reduction of space by the Company’s customers, product discontinuances or otherwise, exceed the Company’s anticipated level of expenses.

Under such circumstances, Products Corporation or its subsidiaries may be unable to comply with the requirements of one or more of its or their various debt instruments, including any financial covenants in the Amended 2016 Revolving Credit Agreement or the 2021 Foreign Asset-Based Term Agreement. If Products Corporation or its subsidiaries are unable to satisfy such requirements at any future time, Products Corporation or its subsidiaries would need to seek an amendment or waiver of such requirements. The respective lenders under the Amended 2016 Revolving Credit Agreement, the 2021 Foreign Asset-Based Term Agreement and/or the other applicable debt instruments may not consent to any amendment or waiver requests that Products Corporation or its subsidiaries may make in the future, and, if they do consent, they may only do so on terms that are unfavorable or costly to Products Corporation and/or Revlon.

If Products Corporation or its subsidiaries are unable to obtain any such waiver or amendment, Products Corporation’s or its subsidiaries’ inability to meet the requirements of the Amended 2016 Revolving Credit Agreement, the 2021 Foreign Asset-Based Term Agreement and/or other applicable debt instruments would constitute an event of default under such agreements, which, under certain circumstances, would permit the lenders to accelerate the repayment of the Amended 2016 Revolving Credit Facility or the 2021 Foreign Asset-Based Term Agreement, as the case may be, and, under certain circumstances, would constitute an event of default under the 2016 Term Loan Agreement, the 2020 BrandCo Credit Agreement and the 6.25% Senior Notes Indenture. An event of default under the 6.25% Senior Notes Indenture would permit the trustee for the 6.25% Senior Notes or the requisite note holders to accelerate payment of the principal and accrued, but unpaid, interest on the 6.25% Senior Notes.

Products Corporation’s assets and/or cash flows and/or that of Products Corporation’s subsidiaries may not be sufficient to fully repay borrowings under its various debt instruments, either upon maturity or if accelerated upon an event of default or change of control, and if the Company is required to repay, repurchase and/or redeem, in whole or in part, amounts outstanding under the 2016 Credit Agreements, the 2020 BrandCo Facilities, the 2021 Foreign Asset-Based Term Agreement and/or its 6.25% Senior Notes, it may be unable to refinance or restructure the payments on such debt. Further, if the Company is unable to repay, refinance or restructure its indebtedness under the 2016 Credit Agreements, the 2020 BrandCo Facilities and/or the 2021 Foreign Asset-Based Term Agreement, the lenders could proceed against the collateral securing that indebtedness, subject to certain conditions and limitations as set forth in the related intercreditor agreements and collateral agreements. As described above, the consequences of failing to comply with the foregoing restrictions, covenants and limitations under the Company’s various debt instruments could have a material adverse effect on the Company’s business, prospects, results of operations, financial condition and/or cash flows.

Limits on the borrowing capacity under the Amended 2016 Revolving Credit Facility and the 2021 Foreign Asset-Based Term Facility and other factors may affect the Company’s ability to finance its operations both on a short-term and long-term basis. Any material limitation on the borrowing capacity under these credit facilities or other material adverse development to the Company’s liquidity could have a material adverse effect on the Company.

At March 31, 2022, Products Corporation and its subsidiaries had $138.0 million in aggregate borrowings outstanding under the Amended 2016 Revolving Credit Facility and $75.0 million outstanding under the 2021 Foreign Asset-Based Term Facility. While the Tranche A revolving loans under the Amended 2016 Revolving Credit Facility provide for up to $270.0 million of commitments, the Company’s ability to borrow funds under such facility is limited by a borrowing base determined relative to the value, from time-to-time, of certain eligible assets.

While the 2021 Foreign Asset-Based Term Facility provides for a U.S. dollar-denominated senior secured asset-based term loan facility which currently has a principal balance of $75.0 million, the 2021 Foreign Asset-Based Term Agreement requires the maintenance of a borrowing base supporting the borrowing thereunder, based on the sum of: (i) 80% of eligible accounts receivable (temporarily increased to 90% for one year following March 30, 2022) (ii) 65% of the net orderly liquidation value of eligible finished goods inventory (temporarily increased to 75% for one year following March 30, 2022) and (ii) 45% of the mortgage value of certain owned real property, in each case with respect to certain of Products Corporation’s subsidiaries organized in Australia, Bermuda, Germany, Italy, Spain and Switzerland, subject to certain customary availability reserves.

REVLON, INC. AND SUBSIDIARIES

Under the Amended 2016 Revolving Credit Facility and the 2021 Foreign Asset-Based Term Facility, if the value of the Company’s eligible assets is not sufficient to support the full borrowing base under the respective facility, Products Corporation and its subsidiaries will not have complete access to the entire commitment available under such facilities, but rather would have access to a lesser amount as determined by the borrowing base.

The applicable borrowers must prepay loans under the Amended 2016 Revolving Credit Facility and the 2021 Foreign Asset-Based Term Facility to the extent that outstanding loans exceed its respective borrowing base. Under the 2021 Foreign Asset-Based Term Facility, in lieu of a mandatory prepayment, certain subsidiaries of the Company may deposit cash into a designated U.S. bank account with the agent thereunder, that is subject to a control agreement (such cash, the “Qualified Cash”). To the extent the borrowing base subsequently exceeds the amount of outstanding loans, the Qualified Cash can be withdrawn from such bank account. In addition, the 2021 Foreign Asset-Based Term Facility is subject to mandatory prepayments from the net proceeds from the incurrence of debt by certain of the Company’s subsidiaries not permitted thereunder.

As Products Corporation continues to manage its working capital (including its and its subsidiaries’ inventory and accounts receivable, which are significant components of the eligible assets comprising the borrowing base under the Amended 2016 Revolving Credit Facility and the 2021 Foreign Asset-Based Term Facility), this could reduce the borrowing base under the Amended 2016 Revolving Credit Facility and/or the 2021 Asset-Based Term Facility. Further, if Products Corporation borrows funds under the Amended 2016 Revolving Credit Facility, subsequent changes in the value or eligibility of the assets within the borrowing base could require Products Corporation to pay down amounts outstanding under such facility so that there is no amount outstanding in excess of the then-existing borrowing base. Likewise, subsequent changes in the value or eligibility of the assets within the borrowing base under the 2021 Foreign Asset-Based Term Facility could require Products Corporation and its subsidiaries to pay down amounts outstanding under such facility so that there is no amount outstanding in excess of the then-existing borrowing base, which, unlike the Amended 2016 Revolving Credit Facility, cannot be re-borrowed.

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

Recently, the Company’s working capital and borrowing base availability under the Amended 2016 Revolving Credit Facility and the 2021 Foreign Asset‑Based Term Facility have been negatively impacted by global supply chain issues which have affected the Company’s accounts receivable and inventory. These global supply chain issues have resulted from the COVID-19 pandemic and macroeconomic headwinds, and have led to the unavailability of raw materials and cost increases in raw materials, labor and transportation. Although the Company has taken actions, such as the recent March 2022 amendments to the Amended 2016 Revolving Credit Facility and the 2021 Foreign Asset-Based Term Facility, to increase its liquidity, these global supply chain issues and other developments that may negatively affect the Company’s liquidity, such as the ongoing Russia-Ukraine conflict, may continue or recur in the future. Actions previously taken by the Company to address these issues, such as cost cutting, may have a negative effect on the future business and results of operations of the Company. There can be no assurance that these global supply chain issues and other developments will not impact the Company’s liquidity in the future. If the Company is unable to finance its business on either a short-term or long-term basis due to a decrease in borrowing capacity or liquidity, it could result in a material adverse effect on the Company’s business, prospects, results of operations, financial condition and/or cash flows.

At March 31, 2022, the Company had a liquidity position of $132.1 million, consisting of: (i) $70.0 million of unrestricted cash and cash equivalents (with approximately $62.2 million held outside the U.S.); (ii) $65.1 million in available borrowing capacity under the Amended 2016 Revolving Credit Facility (which had $268.0 million drawn at such date); and less (iii) approximately $3.0 million of outstanding checks.

A substantial portion of Products Corporation’s indebtedness is subject to floating interest rates and the discontinuation or replacement of LIBOR could result in an increase to our interest expense.

A substantial portion of Products Corporation’s indebtedness is subject to floating interest rates, which makes the Company more vulnerable in the event of adverse economic conditions, such as a tightening in the credit markets, increases in prevailing

REVLON, INC. AND SUBSIDIARIES

interest rates or an economic downturn. As of March 31, 2022, $3,089.0 million of Products Corporation’s total indebtedness, or approximately 88% of its total indebtedness, was subject to floating interest rates.

In July 2017, the U.K.’s Financial Conduct Authority, which regulates LIBOR, announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. On March 5, 2021, the U.K.’s Financial Conduct Authority formally confirmed its intention to cease publishing 24 LIBOR settings, including all seven euro LIBOR settings after December 31, 2021, and the overnight and 12- month U.S. dollar LIBOR setting after June 30, 2023. It is unclear whether or not LIBOR will cease to exist at that time (and if so, what reference rate will replace it) or if new methods of calculating LIBOR will be established such that it continues to exist after June 30, 2023. Certain of Products Corporation’s financing agreements, including its 2016 Term Loan Facility, the Amended 2016 Revolving Credit Facility, the 2020 BrandCo Facilities and the 2021 Foreign Asset-Based Term Facility are made at variable rates that use LIBOR as a benchmark for establishing the applicable interest rate. While the 2016 Term Loan Facility contains limited “fallback” provisions providing for comparable or successor rates in the event LIBOR is unavailable, these provisions may not adequately address the actual changes to LIBOR or its successor rates. For example, if future rates based upon the successor reference rate (or a new method of calculating LIBOR) are higher than LIBOR rates as currently determined, it may have a material adverse effect on our business, prospects, results of operations, financial condition and/or cash flows. On the other hand, if future rates based upon the successor reference rate (or a new method of calculating LIBOR) are lower than LIBOR rates as currently determined, the lenders under such credit agreements may seek amendments to increase the applicable interest rate margins or invoke their right to require the use of the alternate base rate in place of LIBOR, which could result in an increase to our interest expense as discussed below. By contrast, the Amended 2016 Revolving Credit Facility, the 2020 BrandCo Credit Agreement and the 2021 Foreign Asset-Based Term Facility contain provisions governing the selection and adjustment of replacement reference rates. More generally, a phase-out of LIBOR could cause market volatility or disruption and may adversely affect our access to the capital markets and cost of funding, which would have a material adverse effect on our business, prospects, results of operations, financial condition and/or cash flows.

As of March 31, 2022, the entire $872.4 million in aggregate principal amount outstanding under the 2016 Term Loan Facility bore interest, at Product Corporation’s option, at a rate per annum of LIBOR (which has a floor of 0.75%) plus a margin of 3.5% or an alternate base rate plus a margin of 2.5%, payable quarterly, at a minimum. At March 31, 2022, LIBOR and the alternate base rate for the 2016 Term Loan Facility were 0.75% and 3.50%, respectively. As of March 31, 2022, $88.0 million in aggregate principal amount outstanding under the Tranche A revolving loans of the Amended 2016 Revolving Credit Facility bore interest, at Products Corporation’s option, at a rate per annum equal to either: (i) the alternate base rate plus an applicable margin equal to 2.75%; or (ii) the Eurocurrency rate (which has a floor of 0.50%) plus an applicable margin equal to 3.75%. Term loans under the SISO Term Loan Facility accrue interest, at Products Corporation’s option, at a rate per annum of LIBOR (which has a floor of 1.75%) plus a margin of 5.75% or at an alternate base rate plus a margin of 4.75%. The 2020 ABL FILO Term Loans accrue interest, at Products Corporation’s option, at a rate per annum of LIBOR (which has a floor of 1.75%) plus a margin of 8.50% or at an alternate base rate plus a margin of 7.50%. Interest accrues on the term loan facility under the 2020 BrandCo Credit Agreement at a rate per annum equal to (i) 2.00%, payable in kind, plus (ii) LIBOR (which has a floor of 1.50%) plus a margin of 10.5%. Interest accrues on the roll-up term loans under the 2020 BrandCo Credit Agreement at a rate per annum of LIBOR (which has a floor of 0.75%) plus a margin of 3.5%. Under the 2021 Foreign Asset-Based Term Facility, which currently has $75.0 million in aggregate principal amount outstanding, interest accrues on borrowings at a rate per annum equal to the LIBOR rate (which had a floor of 1.50%) plus an 8.50% applicable margin.

If any of LIBOR (or its successor rate), the prime rate or the federal funds effective rate increases, Products Corporation’s debt service costs will increase to the extent that Products Corporation has elected such rates for its outstanding loans. Based on the amounts outstanding under the 2016 Credit Agreements, the 2020 BrandCo Facilities, the 2021 Foreign Asset-Based Term Facility and other short-term borrowings (which, in the aggregate, are Products Corporation’s only debt currently subject to floating interest rates) as of March 31, 2022, a 1% increase in LIBOR (or an equivalent successor rate) would increase the Company’s annual interest expense by $20.6 million. Based on the same amounts outstanding, a change from LIBOR to the alternate base rate in the case of the 2016 Credit Agreements would increase the Company’s annual interest expense by $15.9 million. Increased debt service costs would adversely affect the Company’s cash flows and could have a material adverse effect on the Company’s business, prospects, results of operations, financial condition and/or cash flows.

The Company’s ability to service its debt and meet its cash requirements depends on many factors, including achieving anticipated levels of revenue and expenses. If such revenue or expense levels prove to be other than as anticipated, the Company may be unable to meet its cash requirements or its subsidiaries may be unable to meet the requirements of the 2016 Credit Agreements, 2020 BrandCo Credit Agreement and/or 2021 Foreign Asset-Based Term Agreement, which could have a material adverse effect on the Company’s business, prospects, results of operations, financial condition and/or cash flows.

The Company currently expects that operating revenues, cash on hand, and funds that may be available for borrowing under the Amended 2016 Revolving Credit Facility and other permissible borrowings will be sufficient to enable the Company to cover its operating expenses for 2022, including: cash requirements for the payment of expenses in connection with

REVLON, INC. AND SUBSIDIARIES

executing the Company’s business initiatives and its advertising, promotional, pricing and/or marketing plans; purchases of permanent wall displays; capital expenditure requirements; debt service payments and costs; cash tax payments; pension and other post-retirement plan contributions; payments in connection with the Company’s restructuring programs; severance not otherwise included in the Company’s restructuring programs; business and/or brand acquisitions (including, without limitation, through licensing transactions), if any; debt and/or equity repurchases, if any; costs related to litigation; and payments in connection with discontinuing non-core business lines and/or exiting and/or entering certain territories and/or channels of trade.

As discussed in “Risk Factors –Limits on the borrowing capacity under the Amended 2016 Revolving Credit Facility and the 2021 Foreign Asset-Based Term Facility and other factors may affect the Company’s ability to finance its operations both on a short-term and long-term basis. Any material limitation on the borrowing capacity or other material adverse development to the Company’s liquidity could have a material adverse effect on the Company,” the Company’s liquidity has been negatively impacted by global supply chain disruptions, the unavailability of raw materials and cost increases in raw materials, labor and transportation. Although the Company has taken actions to increase its liquidity, if the Company’s anticipated level of revenue is not achieved because of any of the following factors or events: decreased consumer spending in response to the ongoing and prolonged COVID-19 pandemic, including the re-imposition of face mask mandates, lockdowns and other restrictive measures in the United States or globally from time to time; decreased discretionary consumer spending in the short or long-term as a result of macroeconomic headwinds due to high inflation and increased pricing pressure on consumers or a future economic contraction or recession in the United States or globally; weakness in the consumption of beauty products in one or more of the Company’s segments; geopolitical risks such as the ongoing Russia/Ukraine conflict; continued outbreaks of COVID-19 in key global commerce and manufacturing hubs from time to time and the related significant disruptions to the Company’s supply chain resulting from lockdowns and other restrictive measures imposed in such hubs; continued delays at U.S. ports or other modes of transportation and the impact of such delays on the Company’s supply chain or its ability to ship products to customers; any prolonged and/or significant disruptions, shutdowns or closures in the manufacturing facilities of the Company or its key third-party suppliers both within the U.S. and abroad due to COVID-19; continued labor shortages at the Company and within the Company’s supply chain; increasing inflation globally that materially impacts the cost of raw materials, labor and transportation; the inability of the Company to increase prices of its products or otherwise offset cost increases in response to inflationary pressure; adverse changes in tariffs, foreign currency exchange rates, foreign currency controls and/or government-mandated pricing controls; decreased sales of the Company’s products as a result of increased competitive activities by the Company’s competitors, decreased advertising, promotional and marketing spending by the Company and/or decreased performance by third-party suppliers, whether due to shortages of raw materials or otherwise; changes in consumer purchasing habits, including with respect to retailer preferences and/or sales channels; inventory management by the Company’s customers; space reconfigurations or reductions in display space by the Company’s customers; retail store closures in brick-and-mortar channels where the Company sells its products, as consumers continue to shift purchases to online and e-commerce channels; changes in pricing, marketing, advertising and/or promotional strategies by the Company’s customers; less than anticipated results from the Company’s existing or new products or from its advertising, promotional, pricing and/or marketing plans; or if the Company’s expenses, including, without limitation, those for pension expense under its benefit plans, capital expenditures, restructuring and severance costs (including, without limitation, for the EA Integration Restructuring Program, the 2018 Optimization Program and the Revlon 2020 Restructuring Program (subsequently renamed during 2021 as RGGA)), acquisition and integration costs, costs related to litigation, advertising, promotional and/or marketing activities or for sales returns related to any reduction of space by the Company’s customers, product discontinuances or otherwise, exceed the anticipated level of expenses, the Company’s current sources of funds may be insufficient to meet its cash requirements. In addition, such developments, if significant, could reduce the Company’s revenues and could have a material adverse effect on Products Corporation’s ability to comply with the terms of the 2016 Credit Agreements, 2020 BrandCo Credit Agreement and/or 2021 Foreign Asset-Based Term Loan Agreement (See also "Risk Factors - Restrictions and covenants in the various debt instruments of the Company’s subsidiaries limit its ability to take certain actions and impose consequences in the event of failure to comply,” which discusses, among other things, the consequences of noncompliance with Products Corporation’s debt covenants).

If the Company’s operating revenues, cash on hand and/or funds that may be available for borrowing are insufficient to cover the Company’s expenses and/or are insufficient to enable Products Corporation and its subsidiaries to comply with the requirements of the 2016 Credit Agreements, 2020 BrandCo Credit Agreement and/or 2021 Foreign Asset-Based Term Agreement, the Company could be required to adopt one or more of the alternatives listed below:

•delaying the implementation of or revising certain aspects of the Company’s business initiatives;
•reducing or delaying purchases of wall displays and/or expenses related to the Company’s advertising, promotional and/or marketing activities;
•reducing or delaying capital spending;
•implementing new restructuring programs;
•refinancing Products Corporation’s indebtedness;
•selling assets or operations;
•seeking additional capital contributions and/or loans from MacAndrews & Forbes, the Company’s other affiliates and/or third parties;

REVLON, INC. AND SUBSIDIARIES

•selling additional Revlon equity or debt securities or Products Corporation’s debt securities; and/or
•reducing other discretionary spending.

The Company may not be able to take any of these actions because of a variety of commercial or market factors or constraints in one or more of Products Corporation’s various debt instruments, including, for example, market conditions being unfavorable for an equity or a debt issuance, additional capital contributions or loans not being available from affiliates and/or third parties, or that the transactions may not be permitted under the terms of one or more of Products Corporation’s various debt instruments then in effect, such as due to restrictions on the incurrence of debt, incurrence of liens, asset dispositions and/or related party transactions. If the Company is required to take any of these actions, it could have a material adverse effect on its business, prospects, results of operations, financial condition and/or cash flows.

Such actions, if ever taken, may not enable the Company to satisfy its cash requirements or enable Products Corporation and its subsidiaries to comply with the terms of the 2016 Credit Agreements, 2020 BrandCo Credit Agreement and/or 2021 Foreign Asset-Based Term Agreement if the actions do not result in sufficient cost reductions or generate a sufficient amount of additional capital, as the case may be. (See also "Risk Factors - Restrictions and covenants in the various debt instruments of the Company’s subsidiaries limit its ability to take certain actions and impose consequences in the event of failure to comply,” which discusses, among other things, the consequences of noncompliance with Products Corporation’s debt covenants).

Risks Related to the Company's Industry, Business and Operations

The ongoing and prolonged COVID-19 pandemic has resulted in significantly decreased net sales for the Company and has had, and could continue to have, a significant adverse effect on the Company’s business, results of operations, financial condition and/or cash flows.

The ongoing and prolonged COVID-19 pandemic has had, and continues to have, a significant adverse effect on the Company’s business around the globe, which could continue for the foreseeable future. The COVID-19 pandemic has adversely impacted net sales in all major commercial regions that are important to the Company’s business. COVID-19’s adverse impact on the global economy has contributed to the imposition of face mask mandates, lockdowns and other significant restrictions in the United States and abroad from time to time; global supply chain disruptions, including manufacturing and transportation delays, due to closures, employee absences, port congestion, labor and container shortages, and shipment delays, increased transportation costs, and shortages in raw materials, tight labor markets and inflationary pressures for a number of industries, including consumer retail, and related consumer products shortages and price increases; closures, bankruptcies and/ or reduced operations of retailers, beauty salons, spas, offices and manufacturing facilities; labor shortages with employers in many industries, including consumer retail, experiencing increased competition to recruit, hire and retain employees; travel and transportation restrictions leading to declines in consumer traffic in key shopping and tourist areas around the globe; and import and export restrictions. These adverse economic conditions have resulted in the general slowdown of the global economy, in turn contributing to a significant decline in net sales within each of the Company’s reporting segments and regions. However, with the roll out of COVID-19 vaccinations in 2021 and the easing of COVID-19 restrictions in the United States and in many of the Company’s key markets around the globe, the Company saw a gradual rebound in consumer spending and consumption in 2021, which continued into 2022. The Company continues to closely monitor the associated impacts of COVID-19, including the impacts of any new variants of COVID-19 and subsequent “waves” of the pandemic, and will take appropriate actions in an effort to mitigate the COVID-19 pandemic’s negative effects on the Company’s operations and financial results.

In April 2020, the Company took several cost reduction measures designed to mitigate the adverse impact of the ongoing and prolonged COVID-19 pandemic on its net sales, including, without limitation: (i) reducing brand support, as a result of the abrupt decline in retail store traffic; (ii) continuing to monitor the Company’s sales and order flow and periodically scaling down operations and cancelling promotional programs; and (iii) closely managing cash flow and liquidity and prioritizing cash to minimize COVID-19’s impact on the Company’s production capabilities. In April 2020, the Company also implemented various organizational interim measures designed to reduce costs in response to COVID-19, including, without limitation: (i) switching to a reduced work week in the U.S. and in the Company’s international locations and reducing executive and employee compensation in the range of 20% to 40%; (ii) furloughing approximately 40% of the Company’s U.S.-based office-based employees and 30% factory-based employees, as well as employees in a majority of the Company’s other locations; (iii) suspending the Company’s 2020 merit base salary increases, discretionary profit sharing contributions and matching contributions to the Company’s 401(k) plan; (iv) reducing Board and committee compensation by 50% and eliminating Board and committee meeting fees; and (v) suspending or terminating services and payments under consulting agreements with certain directors. During the third quarter of 2020, the Company started to gradually roll back some of these measures especially with regards to some of the employees previously furloughed and/or on a reduced work week. With these measures, including the Revlon 2020 Restructuring Program, the Company achieved cost reductions of approximately $286 million during the year ended December 31, 2020 that have substantially offset the impact of the decline in the Company’s net sales over such period. No such organizational interim measures were taken in 2021 besides the Company’s ongoing Revlon 2020 Restructuring Program. Prolonged reductions in brand support and other investments in the Company’s business could have a material adverse effect on the Company’s results of operations.

REVLON, INC. AND SUBSIDIARIES

From time to time, the ongoing and prolonged COVID-19 pandemic has caused disruptions at the Company and various of its key third-party suppliers’ manufacturing facilities in the United States and abroad which has led to shortages of raw materials, components and finished products. While these disruptions have been temporary, prolonged and/or significant disruptions could cause the Company to be unable to ship products to retailers and consumers and could adversely affect the Company’s net sales. Also, if one or more of the Company’s key customers were required to suspend operations or close for an extended period, the Company might not be able to ship products to them and consumers may decrease their level of purchasing activity, which would adversely impact the Company’s net sales.

In addition, U.S. and/or foreign governmental authorities may from time to time recommend or impose other measures that could cause significant disruptions to the Company’s business operations in the regions most impacted by the coronavirus. The continuation of any of the foregoing events or other unforeseen consequences of the COVID-19 pandemic would continue to significantly adversely affect the Company’s business, results of operations, financial condition and/or cash flows.

The Company's success depends, in part, on the quality, efficacy and safety of its products.

The Company's success depends, in part, on the quality, efficacy and safety of its products. If the Company's products are found or alleged to be defective or unsafe, or if they fail to meet customer or consumer standards, the Company's relationships with its customers or consumers could suffer, the appeal of one or more of the Company's brands could be diminished and the Company could lose sales and/or become subject to liability claims, any of which could have a material adverse effect on the Company's business, prospects, results of operations, financial condition and/or cash flows. For example, the Company is named in lawsuits alleging product liability issues, all of which the Company believes are without merit and defends against vigorously, however, the outcome and impact of these lawsuits, which include cases based on the presence of talc in certain products, cannot be predicted with certainty.

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

Continuing to execute the Company’s business initiatives largely depends on the Company’s ability to attract, hire and retain its senior management team, other key employees and a highly skilled and diverse workforce, as well as effectively implement succession planning for its senior management team. The Company has recently experienced increased employee attrition and labor shortages primarily due to COVID-19. The Company’s failure to adequately address increased employee turnover or to maintain an adequate succession plan to effectively transition current management leadership positions and/or the Company’s failure to attract, hire and retain its senior management team, other key employees and a highly skilled and diverse workforce could adversely affect the Company’s institutional knowledge base and/or competitive advantage. If the Company is unable to attract, hire and/or retain talented and highly qualified senior management, other key employees and/or a highly skilled and diverse workforce, or if the Company is unable to effectively provide for the succession of its senior management team, the Company’s business, prospects, results of operations, financial condition and/or cash flows could be adversely affected.

Item 5. Other Information

Extension of E. Scott Beattie's Consulting Agreement.

On May 4, 2022, the Company and Mr. Beattie entered into Amendment No. 3 to his Amended and Restated Consulting Agreement, Dated March 11, 2020, pursuant to which he will continue to provide advisory services to the Company until April 1, 2023 (such Amendment No. 3, "Amendment No. 3"). As compensation for Mr. Beattie’s advisory services, the Company agreed to grant him restricted stock units with an intended value of approximately $250,000, which will vest in installments during the period of his services. The foregoing description of Amendment No. 3 is qualified in its entirety by reference to the full text of Amendment No. 3, which is filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q.

REVLON, INC. AND SUBSIDIARIES

Item 6. Exhibits

4.1
Amendment No. 9, dated as of March 31, 2022, to the Asset-Based Revolving Credit Agreement, dated as of September 7, 2016 (as amended), by and among Revlon Consumer Products Corporation, Revlon, Inc., the other Loan Parties party thereto, the SISO Term Lenders party thereto, the Revolving Lenders party thereto and MidCap Funding IV Trust, as Primary Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 4.1 to Revlon’s Current Report on Form 8-K filed on March 31, 2022).

*10.1	Amendment No. 3, dated as of May 4, 2022, to the Amended and Restated Consulting Agreement, dated as of March 11, 2020, between Products Corporation and E. Scott Beattie.
*31.1	Certification of Debra Perelman, Chief Executive Officer, dated May 4, 2022, pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.
*31.2	Certification of Victoria Dolan, Chief Financial Officer, dated May 4, 2022, pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.
*31.3	Certification of Debra Perelman, Chief Executive Officer, dated May 4, 2022, pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.
*31.4	Certification of Victoria Dolan, Chief Financial Officer, dated May 4, 2022, pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.
**32.1	Certification of Debra Perelman, Chief Executive Officer, dated May 4, 2022, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**32.2	Certification of Victoria Dolan, Chief Financial Officer, dated May 4, 2022, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**32.3	Certification of Debra Perelman, Chief Executive Officer, dated May 4, 2022, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**32.4	Certification of Victoria Dolan, Chief Financial Officer, dated May 4, 2022, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	Inline XBRL Instance Document
*101.SCH	Inline XBRL Taxonomy Extension Schema
*101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
*101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
*101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
*101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
*104	Cover Page Interactive Data File, formatted in Inline XBRL and contained in Exhibit 101
*Filed herewith.
**Furnished herewith.

S I G N A T U R E S
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, each Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 4, 2022

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