Form 10-Q
period 2022-06-30
REVLON INC /DE/; REVLON CONSUMER PRODUCTS CORP
filed 2022-08-09
CIK 887921, 890547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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

Indicate by check mark whether each registrant is a shell company (as defined in Rule 12b-2 of the Act).

Revlon, Inc.	Yes	☐	No ☒
Revlon Consumer Products Corporation	Yes	☐	No ☒

Number of shares of common stock outstanding as of June 30, 2022:

Revlon, Inc. Class A Common Stock:	54,281,651
Revlon Consumer Products Corporation Common Stock:	5,260

At such date, (i) 46,223,321 shares of Revlon, Inc. Class A Common Stock were beneficially owned by MacAndrews & Forbes Incorporated and certain of its affiliates; and (ii) all shares of Revlon Consumer Products Corporation ("Products Corporation") Common Stock were held by Revlon, Inc.

Products Corporation meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q as, among other things, all of Products Corporation's equity securities are owned directly by Revlon, Inc., which is a reporting company under the Securities Exchange Act of 1934, as amended, and which filed with the SEC on August 9, 2022 all of the material required to be filed pursuant to Section 13, 14 or 15(d) thereof. Products Corporation is therefore filing this Form 10-Q with a reduced disclosure format applicable to Products Corporation.
2

REVLON, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

REVLON, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
CONSOLIDATED BALANCE SHEETS
(dollars in millions, except share and per share amounts)

	June 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$312.5	$102.4
Trade receivables (net of allowance for doubtful accounts of $7.5 and $9.0, respectively)	285.3	383.8
Inventories, net	459.7	417.4
Prepaid expenses and other assets	132.7	136.0
Total current assets	1,190.2	1,039.6
Property, plant and equipment (net of accumulated depreciation of $552.0 and $551.3, respectively)	267.0	297.3
Deferred income taxes	42.8	42.8
Goodwill	561.9	562.8
Intangible assets (net of accumulated amortization and impairment of $364.3 and $326.4, respectively)	346.7	392.2
Other assets	95.1	97.8
Total assets	$2,503.7	$2,432.5

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities:
Short-term borrowings	$2.3	$0.7
Current portion of long-term debt	593.0	137.2
Accounts payable	80.6	217.7
Accrued expenses and other current liabilities	293.9	432.0
Total current liabilities	969.8	787.6
Long-term debt	—	3,305.5
Long-term pension and other post-retirement plan liabilities	140.9	147.3
Other long-term liabilities	73.9	206.2
Liabilities subject to compromise	3,667.3	—
Stockholders’ deficiency:
Class A Common Stock, par value $0.01 per share: 900,000,000 shares authorized; 60,990,501 and 58,005,142 shares issued, respectively	0.5	0.5
Additional paid-in capital	1,104.4	1,096.3
Treasury stock, at cost: 2,424,022 and 1,992,957 shares of Class A Common Stock, respectively	(40.9)	(37.6)
Accumulated deficit	(3,181.2)	(2,838.6)
Accumulated other comprehensive loss	(231.0)	(234.7)
Total stockholders’ deficiency	(2,348.2)	(2,014.1)
Total liabilities and stockholders’ deficiency	$2,503.7	$2,432.5

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

REVLON, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(dollars in millions, except share and per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Net sales	$442.6	$497.4	$922.2	$942.4
Cost of sales	191.4	196.3	388.3	387.5
Gross profit	251.2	301.1	533.9	554.9
Selling, general and administrative expenses	253.0	279.4	509.9	539.9
Acquisition, integration and divestiture costs	0.3	0.6	0.5	1.2
Restructuring charges and other, net	3.1	8.4	5.0	13.8
Impairment charges	24.3	—	24.3	—
Gain on divested assets	—	(1.8)	—	(1.8)
Operating income (loss)	(29.5)	14.5	(5.8)	1.8
Other expenses:
Interest expense, net	57.5	61.9	119.6	120.8
Amortization of debt issuance costs	11.8	13.3	20.9	22.0
Foreign currency losses (gains), net	14.2	(1.7)	22.0	1.6
Miscellaneous, net	4.8	1.5	6.7	2.7
Reorganization items, net	158.3	—	158.3	—
Other expenses	246.6	75.0	327.5	147.1
Loss from operations before income taxes	(276.1)	(60.5)	(333.3)	(145.3)
(Benefit from) provision for income taxes	(0.5)	7.2	9.3	18.4
Net loss	$(275.6)	$(67.7)	$(342.6)	$(163.7)
Other comprehensive income (loss):
Foreign currency translation adjustments	(3.0)	(0.5)	(2.0)	(5.4)
Amortization of pension related costs, net of tax(a)(b)	2.8	3.5	5.7	7.0
Other comprehensive income, net	(0.2)	3.0	3.7	1.6
Total comprehensive loss	$(275.8)	$(64.7)	$(338.9)	$(162.1)

Basic and Diluted loss per common share:	$(5.00)	$(1.25)	$(6.27)	$(3.04)

Weighted average number of common shares outstanding:
Basic	55,071,206	54,015,794	54,669,069	53,835,622
Diluted	55,071,206	54,015,794	54,669,069	53,835,622

(a) Net of tax expense of nil for both the three months ended and six months ended June 30, 2022 and 2021.
(b) This amount is included in the computation of net periodic benefit costs (income). See Note 10, "Pension and Post-Retirement Benefits," for additional information regarding net periodic benefit costs (income).

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

REVLON, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY
(dollars in millions, except share and per share amounts)
(Unaudited)

	Common Stock	Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Deficiency

Balance at January 1, 2022	$0.5	$1,096.3	$(37.6)	$(2,838.6)	$(234.7)	$(2,014.1)
Treasury stock acquired, at cost (a)	—	—	(3.2)	—	—	(3.2)
Stock-based compensation amortization	—	1.8	—	—	—	1.8
Net loss	—	—	—	(67.0)	—	(67.0)
Other comprehensive (loss) income, net (b)	—	—	—	—	3.9	3.9
Balance at March 31, 2022	0.5	1,098.1	(40.8)	(2,905.6)	(230.8)	(2,078.6)
Treasury stock acquired, at cost (a)	—	—	(0.1)	—	—	(0.1)
Stock-based compensation amortization	—	6.3	—	—	—	6.3
Net loss	—	—	—	(275.6)	—	(275.6)
Other comprehensive (loss) income, net (b)	—	—	—	—	(0.2)	(0.2)
Balance at June 30, 2022	$0.5	$1,104.4	$(40.9)	$(3,181.2)	$(231.0)	$(2,348.2)

	Common Stock	Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Deficiency
Balance at January 1, 2021	$0.5	$1,082.3	$(35.2)	$(2,631.7)	$(277.9)	$(1,862.0)
Treasury stock acquired, at cost (a)	—	—	(2.4)	—	—	(2.4)
Stock-based compensation amortization	—	3.1	—	—	—	3.1
Net loss	—	—	—	(96.0)	—	(96.0)
Other comprehensive (loss) income, net (b)	—	—	—	—	(1.4)	(1.4)
Balance at March 31, 2021	0.5	1,085.4	(37.6)	(2,727.7)	(279.3)	(1,958.7)
Treasury stock acquired, at cost (a)	—	—	—	—	—	—
Stock-based compensation amortization	—	3.4	—	—	—	3.4
Net loss	—	—	—	(67.7)	—	(67.7)
Other comprehensive (loss) income, net (b)	—	—	—	—	3.0	3.0
Balance at June 30, 2021	$0.5	$1,088.8	$(37.6)	$(2,795.4)	$(276.3)	$(2,020.0)
(a) Pursuant to the share withholding provisions of the Fifth Amended and Restated Revlon, Inc. Stock Plan (as amended, the "Stock Plan"), the Company withheld an aggregate of 16,589 and nil shares of Revlon Class A Common Stock during the three months ended June 30, 2022 and 2021, respectively, and 431,065 and 162,496 shares of Revlon Class A Common Stock during the six months ended June 30, 2022 and 2021, respectively, to satisfy certain minimum statutory tax withholding requirements related to the vesting of restricted shares and restricted stock units ("RSUs") for certain senior executives and employees. These withheld shares were recorded as treasury stock using the cost method, at a weighted-average price per share of $6.81 and nil during the three months ended June 30, 2022 and 2021, respectively, and $7.71 and $14.95 during the six months ended June 30, 2022 and 2021, respectively, based on the closing price of Revlon Class A Common Stock as reported on the New York Stock Exchange (the "NYSE") consolidated tape on each respective vesting date, for a total of approximately of $0.1 million and nil during the three months ended June 30, 2022 and 2021, respectively, and $3.3 million and $2.4 million during the six months ended June 30, 2022 and 2021, respectively. See Note 11, "Stock Compensation Plan," for details regarding restricted stock awards and RSUs under the Stock Plan.
(b) See Note 13, "Accumulated Other Comprehensive Loss," regarding the changes in the accumulated balances for each component of other comprehensive loss during the six months ended June 30, 2022 and 2021, respectively.

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

REVLON, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in millions)
(Unaudited)

	Six Months Ended June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(342.6)	$(163.7)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	54.4	65.6
Foreign currency losses from re-measurement	23.9	1.6
Amortization of debt discount	0.3	0.6
Stock-based compensation amortization	8.1	6.5
Impairment charges	24.3	—
(Benefit from) provision for deferred income taxes	(1.3)	3.5
Amortization of debt issuance costs	20.9	22.0
Gain on divested assets	—	(1.8)
Non-cash reorganization items, net	139.0	—
Pension and other post-retirement cost	2.4	2.3
Paid-in-kind interest expense on the 2020 BrandCo Facilities	9.4	9.3
Change in assets and liabilities:
Decrease in trade receivables	89.9	36.6
(Increase) decrease in inventories	(50.5)	14.4
Decrease (increase) in prepaid expenses and other current assets	1.1	(1.2)
Increase (decrease) in accounts payable	40.2	(0.1)
Decrease in accrued expenses and other current liabilities	(24.5)	(21.5)
Decrease in deferred revenue	(1.7)	(2.8)
Pension and other post-retirement plan contributions	(3.8)	(17.2)
Purchases of permanent displays	(9.2)	(8.9)
Other, net	(24.8)	15.5
Net cash used in operating activities	(44.5)	(39.3)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(4.5)	(2.9)
Proceeds from the sale of certain assets	—	2.1
Net cash used in investing activities	(4.5)	(0.8)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in short-term borrowings and overdraft	(0.3)	(6.7)
Borrowings on term loans	—	305.0
Repayments on term loans (a)	(88.6)	(176.1)
Net (repayments) borrowings under the revolving credit facilities	(0.6)	(36.8)
Borrowings on DIP Term Loan Facility	375.0	—
Repayments on Tranche A DIP ABL Facility	(21.2)	—
Payment of financing costs	(16.8)	(15.8)
Tax withholdings related to net share settlements of restricted stock and RSUs	(3.3)	(2.4)
Other financing activities	—	(0.2)
Net cash provided by financing activities	244.2	67.0
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2.6)	(1.0)
Net increase in cash, cash equivalents and restricted cash	192.6	25.9
Cash, cash equivalents and restricted cash at beginning of period (c)	120.9	102.5
Cash, cash equivalents and restricted cash at end of period (b)	$313.5	$128.4
Supplemental schedule of cash flow information:
Cash paid during the period for:
Interest	$113.4	$117.6
Income taxes, net of refunds	6.4	6.6
Reorganization items, net	14.8	—
Supplemental schedule of non-cash investing and financing activities:
Paid-in-kind interest capitalized to the 2020 BrandCo Facilities	$9.4	$9.3

(a) Repayments on term loans for the six months ended June 30, 2022 includes repayments of $75.0 million under the 2021 Foreign Asset Based Term Facility, $4.7 million under the 2020 BrandCo Term Loan Facility, $6.6 million for the 2020 Troubled-debt-restructuring future interest amortization, and $2.3 million under the 2016 Term Loan Facility. Repayments on term loans for the six months ended June 30, 2021 includes repayments of $100.0 million under the 2021 SISO Term Loan facility, $58.9 million under the 2018 Foreign Asset-Based Term Facility, $7.9 million for the 2020 Troubled-debt-restructuring future interest amortization, $4.7 million under the 2020 BrandCo facilities and $4.6 million under the 2016 Term Loan Facility. See Note 8, "Debt" in the Company's 2021 Form 10-K for additional information on the Company's debt facilities.
(b)These amounts include restricted cash of $1.0 million and $18.6 million as of June 30, 2022 and 2021, respectively. The balance as of June 30, 2022 primarily represents: cash on security deposit. The balance as of June 30, 2021 represents: (i) cash on deposit in lieu of a mandatory prepayment and loan proceeds held in escrow until certain collateral perfection requirements were satisfied under the 2021 Foreign Asset-Based Term Agreement; and (ii) cash on deposit to support outstanding undrawn letters of credit. These balances were included within prepaid expenses and other current assets and other assets in the Company's Consolidated Balance Sheets as of June 30, 2022 and June 30, 2021, respectively.
(c) This amount includes restricted cash of $18.5 million as of December 31, 2021. The balance as of December 31, 2021 represents: (i) cash on deposit in lieu of a mandatory prepayment and loan proceeds held in escrow until certain collateral perfection requirements are satisfied under the 2021 Foreign Asset-Based Term Agreement; and (ii) cash on deposit to support outstanding undrawn letters of credit.

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
CONSOLIDATED BALANCE SHEETS
(dollars in millions, except share and per share amounts)

	June 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$312.5	$102.4
Trade receivables (net of allowance for doubtful accounts of $7.5 and $9.0, respectively)	285.3	383.8
Inventories, net	459.7	417.4
Prepaid expenses and other assets	128.7	131.8
Receivable from Revlon, Inc.	187.5	165.0
Total current assets	1,373.7	1,200.4
Property, plant and equipment (net of accumulated depreciation of $552.0 and $551.3, respectively)	267.0	297.3
Deferred income taxes	51.5	51.6
Goodwill	561.9	562.8
Intangible assets (net of accumulated amortization and impairment of $364.3 and $326.4, respectively)	346.7	392.2
Other assets	95.1	97.8
Total assets	$2,695.9	$2,602.1
LIABILITIES AND STOCKHOLDER'S DEFICIENCY
Current liabilities:
Short-term borrowings	$2.3	$0.7
Current portion of long-term debt	593.0	137.2
Accounts payable	80.6	217.7
Accrued expenses and other current liabilities	294.1	432.1
Total current liabilities	970.0	787.7
Long-term debt	—	3,305.5
Long-term pension and other post-retirement plan liabilities	140.9	147.3
Other long-term liabilities	86.6	218.8
Liabilities subject to compromise	3,685.7	—
Stockholder's deficiency:
Products Corporation Preferred stock, par value $1.00 per share; 1,000 shares authorized; 546 shares issued and outstanding	54.6	54.6
Products Corporation Common Stock, par value $1.00 per share; 10,000 shares authorized; 5,260 shares issued and outstanding	—	—
Additional paid-in capital	1,029.0	1,020.9
Accumulated deficit	(3,039.9)	(2,698.0)
Accumulated other comprehensive loss	(231.0)	(234.7)
Total stockholder's deficiency	(2,187.3)	(1,857.2)
Total liabilities and stockholder's deficiency	$2,695.9	$2,602.1

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(dollars in millions)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Net sales	$442.6	$497.4	$922.2	$942.4
Cost of sales	191.4	196.3	388.3	387.5
Gross profit	251.2	301.1	533.9	554.9
Selling, general and administrative expenses	251.0	277.7	505.8	537.2
Acquisition, integration and divestiture costs	0.3	0.6	0.5	1.2
Restructuring charges and other, net	3.1	8.4	5.0	13.8
Impairment charges	24.3	—	24.3	—
Gain on divested assets	—	(1.8)	—	(1.8)
Operating income (loss)	(27.5)	16.2	(1.7)	4.5
Other expenses:
Interest expense, net	57.5	61.9	119.6	120.8
Amortization of debt issuance costs	11.8	13.3	20.9	22.0
Foreign currency losses (gains), net	14.2	(1.7)	22.0	1.6
Miscellaneous, net	4.8	1.5	10.1	2.7
Reorganization items, net	158.3	0.0	158.3	0.0
Other expenses	246.6	75.0	330.9	147.1
Loss from operations before income taxes	(274.1)	(58.8)	(332.6)	(142.6)
(Benefit from) provision for income taxes	(0.4)	7.3	9.3	18.4
Net loss	$(273.7)	$(66.1)	$(341.9)	$(161.0)
Other comprehensive income (loss):
Foreign currency translation adjustments	(3.0)	(0.5)	(2.0)	(5.4)
Amortization of pension related costs, net of tax(a)(b)	2.8	3.5	5.7	7.0
Other comprehensive income, net	(0.2)	3.0	3.7	1.6
Total comprehensive loss	$(273.9)	$(63.1)	$(338.2)	$(159.4)

(a) Net of tax expense of nil for both the three months ended and six months ended June 30, 2022 and 2021
(b)This amount is included in the computation of net periodic benefit costs (income). See Note 10, "Pension and Post-Retirement Benefits," for additional information regarding net periodic benefit costs (income).

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY
(dollars in millions)
(Unaudited)

	Preferred Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholder's Deficiency

Balance at January 1, 2022	$54.6	$1,020.9	$(2,698.0)	$(234.7)	$(1,857.2)
Stock-based compensation amortization	—	1.8	—	—	1.8
Net loss	—	—	(68.2)	—	(68.2)
Other comprehensive (loss) income, net (a)	—	—	—	3.9	3.9
Balance at March 31, 2022	54.6	1,022.7	(2,766.2)	(230.8)	(1,919.7)
Stock-based compensation amortization	—	6.3	—	—	6.3
Net loss	—	—	(273.7)	—	(273.7)
Other comprehensive (loss) income, net (a)	—	—	—	(0.2)	(0.2)
Balance at June 30, 2022	$54.6	$1,029.0	$(3,039.9)	$(231.0)	$(2,187.3)

	Preferred Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholder's Deficiency

Balance at January 1, 2021	$54.6	$1,006.9	$(2,486.6)	$(277.9)	$(1,703.0)
Stock-based compensation amortization	—	3.1	—	—	3.1
Net loss	—	—	(94.9)	—	(94.9)
Other comprehensive (loss) income, net (a)	—	—	—	(1.4)	(1.4)
Balance at March 31, 2021	54.6	1,010.0	(2,581.5)	(279.3)	(1,796.2)
Stock-based compensation amortization	—	3.4	—	—	3.4
Net loss	—	—	(66.1)	—	(66.1)
Other comprehensive (loss) income, net (a)	—	—	—	3.0	3.0
Balance at June 30, 2021	$54.6	$1,013.4	$(2,647.6)	$(276.3)	$(1,855.9)

(a)See Note 13, "Accumulated Other Comprehensive Loss," regarding the changes in the accumulated balances for each component of other comprehensive loss during the six months ended June 30, 2022 and 2021, respectively.

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in millions)
(Unaudited)

	Six Months Ended June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(341.9)	$(161.0)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	54.4	65.6
Foreign currency losses from re-measurement	23.9	1.6
Amortization of debt discount	0.3	0.6
Stock-based compensation amortization	8.1	6.5
Impairment charges	24.3	—
Provision for (benefit from) deferred income taxes	(1.3)	4.0
Amortization of debt issuance costs	20.9	22.0
Gain on divested assets	—	(1.8)
Non-cash reorganization items, net	139.0	—
Pension and other post-retirement cost	2.4	2.3
Paid-in-kind interest expense on the 2020 BrandCo Facilities	9.4	9.3
Change in assets and liabilities:
Decrease in trade receivables	89.9	36.6
(Increase) decrease in inventories	(50.5)	14.4
Decrease (increase) in prepaid expenses and other current assets	23.6	(6.3)
Increase (decrease) in accounts payable	40.2	(0.1)
Decrease in accrued expenses and other current liabilities	(42.9)	(21.5)
Decrease in deferred revenue	(1.7)	(2.8)
Pension and other post-retirement plan contributions	(3.8)	(17.2)
Purchases of permanent displays	(9.2)	(8.9)
Other, net	(29.6)	17.4
Net cash used in operating activities	(44.5)	(39.3)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(4.5)	(2.9)
Proceeds from the sale of certain assets	—	2.1
Net cash used in investing activities	(4.5)	(0.8)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in short-term borrowings and overdraft	(0.3)	(6.7)
Borrowings on term loans	—	305.0
Repayments on term loans (a)	(88.6)	(176.1)
Net (repayments) borrowings under the revolving credit facilities	(0.6)	(36.8)
Borrowings on DIP Term Loan Facility	375.0	—
Repayments on Tranche A DIP ABL Facility	(21.2)	—
Payment of financing costs	(16.8)	(15.8)
Tax withholdings related to net share settlements of restricted stock and RSUs	(3.3)	(2.4)
Other financing activities	—	(0.2)
Net cash provided by financing activities	244.2	67.0
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2.6)	(1.0)
Net increase in cash, cash equivalents and restricted cash	192.6	25.9
Cash, cash equivalents and restricted cash at beginning of period (c)	120.9	102.5
Cash, cash equivalents and restricted cash at end of period (b)	$313.5	$128.4
Supplemental schedule of cash flow information:
Cash paid during the period for:
Interest	$113.4	$117.6
Income taxes, net of refunds	6.4	6.6
Reorganization items, net	14.8	—
Supplemental schedule of non-cash investing and financing activities:
Paid-in-kind interest capitalized to the 2020 BrandCo Facilities	9.4	9.3

(a) Repayments on term loans for the six months ended June 30, 2022 includes repayments of $75.0 million under the 2021 Foreign Asset Based Term Facility,$4.7 million under the 2020 BrandCo Term Loan Facility, $6.6 million for the 2020 Troubled-debt-restructuring future interest amortization, and $2.3 million under the 2016 Term Loan Facility. Repayments on term loans for the six months ended June 30, 2021 includes repayments of $100.0 million under the 2021 SISO Term Loan facility, $58.9 million under the 2018 Foreign Asset-Based Term Facility, $7.9 million for the 2020 Troubled-debt-restructuring future interest amortization, $4.7 million under the 2020 BrandCo facilities and $4.6 million under the 2016 Term Loan Facility. See Note 8, "Debt" in the Company's 2021 Form 10-K for additional information on the Company's debt facilities.
(b) These amounts include restricted cash of $1.0 million and $18.6 million as of June 30, 2022 and 2021, respectively. The balance as of June 30, 2022 primarily represents: cash on security deposit. The balance as of June 30, 2021 represents: (i) cash on deposit in lieu of a mandatory prepayment and loan proceeds held in escrow until certain collateral perfection requirements were satisfied under the 2021 Foreign Asset-Based Term Agreement; and (ii) cash on deposit to support outstanding undrawn letters of credit. These balances were included within prepaid expenses and other current assets and other assets in the Company's Consolidated Balance Sheets as of June 30, 2022 and June 30, 2021, respectively.
(c) This amount includes restricted cash of $18.5 million as of December 31, 2021. The balance as of December 31, 2021 represents: (i) cash on deposit in lieu of a mandatory prepayment and loan proceeds held in escrow until certain collateral perfection requirements are satisfied under the 2021 Foreign Asset-Based Term Agreement; and (ii) cash on deposit to support outstanding undrawn letters of credit.

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(DEBTOR-IN-POSSESSION)
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
Voluntary Filing under Chapter 11
On June 15 and June 16th, 2022 (the “Petition Date”), Revlon Inc. and certain of its subsidiaries, including Revlon Consumer Products Corporation (“Products Corporation”) (collectively, the “Debtors”), filed voluntary petitions (the “Bankruptcy Petitions”) for reorganization under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York (such court, the “Bankruptcy Court” and such cases, the “Cases”). On June 16, 2022, the Bankruptcy Court entered an order authorizing the joint administration of the Chapter 11 Cases under the caption In re Revlon Inc, Case No. 22-10760.The Debtors will continue to operate their businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. To ensure their ability to continue operating in the ordinary course of business, the Debtors sought from the Bankruptcy Court a variety of “first-day” relief and "second-day" relief, including authority to obtain debtor-in-possession financing, pay employee wages and benefits, pay vendors and suppliers in the ordinary

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(DEBTOR-IN-POSSESSION)
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)
(Unaudited)

course for all goods and services provided after the Petition Date and pay fees of professionals involved in the Cases. As of August 2, 2022, all "first-day" and "second-day" relief has been granted by the Bankruptcy Court on a final basis.

As previously disclosed by the Company, the filing of the Bankruptcy Petitions constituted an event of default that accelerated the Company’s obligations under the following debt instruments:

•Term Loan Agreement, dated as of September 7, 2016 (as amended, modified or supplemented from time to time), by and among Products Corporation, the Company, certain lenders party thereto and Citibank, N.A., as administrative agent and collateral agent, related to $872.4 million outstanding aggregate principal amount of loans;

•Asset-Based Revolving Credit Agreement, dated as of September 7, 2016 (as amended, modified or supplemented from time to time, the “ABL Credit Agreement”), by and among Products Corporation, certain local borrowing subsidiaries from time to time party thereto, the Company, certain lenders party thereto and MidCap Funding IV Trust, as administrative agent and collateral agent, related to $289.0 million outstanding aggregate principal amount of loans, consisting of $109.0 million of Tranche A revolving loans, $50.0 million of 2020 ABL FILO Term Loans and $130.0 million of SISO Term Loan Facility loans;

•BrandCo Credit Agreement, dated as of May 7, 2020 (as amended, modified or supplemented from time to time, the “BrandCo Credit Agreement”), by and among Products Corporation, the Company, the other loan parties and lenders party thereto and Jefferies Finance LLC, as administrative agent, related to $1,878.0 million outstanding aggregate principal amount of loans; and

•Indenture, dated as of August 4, 2016 (as amended, modified or supplemented from time to time), between Products Corporation and U.S. Bank National Association, as Trustee, governing the 6.25% Senior Notes which mature on August 1, 2024, of which $431.3 million aggregate principal amount were outstanding.

The debt instruments set forth above provide that as a result of the Bankruptcy Petitions, the principal and interest due thereunder shall be immediately due and payable. Any efforts to enforce such payment obligations under the debt instruments set forth above are automatically stayed as a result of the Bankruptcy Petitions, and the creditors’ rights of enforcement in respect of the debt instruments set forth above are subject to the applicable provisions of the Bankruptcy Code. In addition, the filing of the Bankruptcy Petitions and resulting event of default under the debt instruments set forth above constituted an event of default under the 2021 Foreign Asset-Based Term Agreement. The 2021 Foreign Asset-Based Term Agreement lenders agreed not to enforce remedies, subject to the terms and conditions of a First Forbearance Agreement and Second Amendment to the Asset-Based Term Loan Credit Agreement dated as of June 15, 2022, and the 2021 Foreign Asset-Based Term Agreement was subsequently repaid in full and discharged.
Adoption of ASC 852
Beginning on the Petition Date, the Company applied Financial Accounting Standards Board Codification Topic 852, Reorganizations ("ASC 852") in preparing the consolidated financial statements. ASC 852 requires the financial statements, for the periods subsequent to the Petition Date cases and up to and including the period of emergence from Chapter 11 (the “Effective Date”), to distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, certain charges incurred during the bankruptcy proceedings, such as the write-off of deferred financing costs and discount on debt subject to compromise, legal and professional fees incurred directly as a result of the bankruptcy proceeding are recorded as Reorganization items, net in the Consolidated Statements of Operations and Comprehensive Loss. In addition, prepetition obligations that may be impacted by the Chapter 11 process have been classified on the Consolidated Balance Sheets as of June 30, 2022 as liabilities subject to compromise. These liabilities are reported at the amounts we anticipate will be allowed by the Bankruptcy Court, even if they may be settled for lesser amounts. See Note 19, Liabilities Subject to Compromise and Note 20. Reorganization Items, Net for more information regarding these items.
Debtors-In-Possession
Prior to the commencement of the Chapter 11 Cases, the Company secured commitments to enter into (i) a superpriority senior secured debtor-in-possession asset-based loan facility (the “DIP ABL Facility”), in the maximum aggregate principal amount of $400 million, with certain financial institutions party thereto as lenders and MidCap Funding IV Trust, as administrative agent and collateral agent, (ii) a superpriority senior secured debtor-in-possession term loan facility (the “DIP Term Loan Facility”), in the aggregate principal amount of $575 million, with certain financial institutions party thereto as lenders and Jefferies Finance, LLC, as administrative agent and collateral agent, and (iii) a superpriority junior secured debtor-in-possession intercompany credit facility (the “Intercompany DIP Facility” and, together with the DIP ABL Facility and the

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(DEBTOR-IN-POSSESSION)
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)
(Unaudited)

DIP Term Loan Facility, the “DIP Facilities”) with the Debtors that are BrandCos (as defined in the BrandCo Credit Agreement referred to herein) (the “BrandCos”).

The Debtors are currently operating as debtors-in-possession in accordance with the applicable provisions of the Bankruptcy Code. The Bankruptcy Court has approved motions filed by the Debtors that were designed primarily to mitigate the impact of the Chapter 11 Cases on the Company’s operations, customers and employees. In general, as debtors-in-possession under the Bankruptcy Code, the Debtors are authorized to continue to operate as an ongoing business, but may not engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court. Pursuant to motions filed with the Bankruptcy Court, the Bankruptcy Court authorized the Debtors to conduct their business activities in the ordinary course, including, among other things and subject to the terms and conditions of such orders, authorizing the Debtors to: (i) pay employees’ wages and related obligations; (ii) pay prepetition claims of certain lien claimants and critical vendors; (iii) continue to operate their cash management system in a form substantially similar to pre-petition practice and perform intercompany transactions in the ordinary course; (iv) continue to maintain and administer certain existing customer programs; (v) pay taxes in the ordinary course; (vi) continue their surety bond program; (vii) maintain their insurance program in the ordinary course and (viii) retain professionals in the ordinary course.
Automatic Stay
Subject to certain specific exceptions under the Bankruptcy Code, the Bankruptcy Petitions automatically stayed most judicial or administrative actions against the Debtors and efforts by creditors to collect on or otherwise exercise rights or remedies with respect to pre-petition claims. Absent an order from the Bankruptcy Court, substantially all of the Debtors’ pre-petition liabilities are subject to settlement under the Bankruptcy Code. See Note 21. Condensed Combined Debtor-In-Possession Financial Information.
Executory Contracts
Subject to certain exceptions, under the Bankruptcy Code, the Debtors may assume, amend or reject certain executory contracts and unexpired leases subject to the approval of the Bankruptcy Court and certain other conditions. Generally, the rejection of an executory contract or unexpired lease is treated as a pre-petition breach of such executory contract or unexpired lease and, subject to certain exceptions, relieves the Debtors from performing their future obligations under such executory contract or unexpired lease but entitles the contract counterparty or lessor to a pre-petition general unsecured claim for damages caused by such deemed breach. Generally, the assumption of an executory contract or unexpired lease requires the Debtors to cure existing monetary defaults under such executory contract or unexpired lease and provide adequate assurance of future performance. Accordingly, any description of an executory contract or unexpired lease with the Debtors in this document, including where applicable a quantification of the Company’s obligations under any such executory contract or unexpired lease of the Debtors, is qualified by any overriding rejection rights the Company has under the Bankruptcy Code.
Potential Claims
The Debtors will file with the Bankruptcy Court schedules and statements setting forth, among other things, the assets and liabilities of each of the Debtors, subject to the assumptions filed in connection therewith. These schedules and statements may be subject to further amendment or modification after filing. Certain holders of pre-petition claims that are not governmental units are required to file proofs of claim by the deadline for general claims, which deadline has not yet been set by the Bankruptcy Court.

Debtors have received proofs of claim, that have been reconciled to amounts recorded in the Company's accounting records. Differences in amounts recorded and claims filed by creditors will be investigated and resolved, including through the filing of objections with the Bankruptcy Court, where appropriate. The Company may ask the Bankruptcy Court to disallow claims that the Company believes are duplicative, have been later amended or superseded, are without merit, are overstated or should be disallowed for other reasons. In addition, as a result of this process, the Company may identify additional liabilities that will need to be recorded or reclassified to liabilities subject to compromise. In light of the substantial number of claims expected to be filed, the claims resolution process may take considerable time to complete and likely will continue throughout the Chapter 11 proceedings.
Going Concern
Each reporting period, the Company assesses its ability to continue as a going concern for one year from the date the financial statements are issued. At June 30, 2022, the Company had a liquidity position of $311.2 million, consisting of: (i) $312.5 million of unrestricted cash and cash equivalents (with approximately $82.1 million held outside the U.S.); (ii) nil in available borrowing capacity under the Tranche A DIP ABL (as defined herein) (which had $217.8 million drawn at such date);

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(DEBTOR-IN-POSSESSION)
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)
(Unaudited)

and less (iii) approximately $1.3 million of outstanding checks. The Company's evaluation includes its ability to meet its future contractual obligations and other conditions and events that may impact its liquidity.

The Company's ability to continue as a going concern is contingent upon, among other things, its ability to, subject to the Bankruptcy Court's approval, implement a business plan of reorganization, emerge from the Chapter 11 proceedings and generate sufficient liquidity following the reorganization to meet our contractual obligations and operating needs. As a result of risks and uncertainties related to, among other things, (i) the Company's ability to obtain requisite support for the business plan of reorganization from various stakeholders, and (ii) the disruptive effects of the Chapter 11 proceedings on our business making it potentially more difficult to maintain business, financing and operational relationships, substantial doubt exists regarding our ability to continue as a going concern within one year after the date that the financial statements are issued.

The filing of the Chapter 11 Cases constituted an event of default that accelerated substantially all of the Company's obligations under nearly all of its pre-petition debt instruments. As such, the Company reclassified all pre-petition debt obligations to liabilities subject to compromise on its condensed consolidated balance sheets as of June 30, 2022. For additional discussion regarding the impact of the Chapter 11 Cases on the Company's debt obligations, see Note 7. Debt.

The Company's condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.
Impact of COVID-19
The COVID-19 pandemic had a significant and adverse impact on the beauty industry and the Company’s business in 2020 and 2021, and the COVID-19 pandemic continues to impact the Company’s business in 2022. The COVID-19 pandemic has contributed to the imposition of face mask mandates, lockdowns and other significant restrictions in the United States and abroad from time to time; global supply chain disruptions, including manufacturing and transportation delays, due to closures, employee absences, port congestion, labor and container shortages, and shipment delays, increased transportation costs, and shortages in raw materials, tight labor markets and inflationary pressures for a number of industries, including consumer retail, and related consumer products shortages and price increases; closures, bankruptcies and/ or reduced operations of retailers, beauty salons, spas, offices and manufacturing facilities; labor shortages with employers in many industries, including consumer retail, experiencing increased competition to recruit, hire and retain employees; travel and transportation restrictions leading to declines in consumer traffic in key shopping and tourist areas around the globe; and import and export restrictions. With the roll out of COVID-19 vaccinations in 2021 and the easing of COVID-19 restrictions in the United States and in many of the Company’s key markets around the globe, the Company saw a gradual rebound in consumer spending and consumption in 2021, which has continued into 2022. The Company continues to closely monitor the associated impacts of COVID-19, including the impacts of any new variants of COVID-19 and subsequent “waves” of the pandemic, and will take appropriate actions in an effort to mitigate the COVID-19 pandemic’s negative effects on the Company’s operations and financial results.

The Company continues to focus on cost reduction and risk mitigation actions to address the ongoing impact from the COVID-19 pandemic as well as other macroeconomic headwinds, such as rising global inflation and a potential economic recession or contraction in the near future. The Company may generate additional liquidity through continued cost control initiatives as well as funds provided by selling certain assets or other strategic transactions, potentially subject to Bankruptcy Court approval. If sales decline, the Company’s cost control initiatives may include reductions in discretionary spend and reductions in investments in capital and permanent displays.
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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(DEBTOR-IN-POSSESSION)
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

Since inception and through June 30, 2022, the Company recorded pre-tax restructuring and related charges of $110.0 million in connection with RGGA, consisting primarily of (i) $81.6 million of employee severance, other personnel benefits and other costs; and (ii) $28.4 million of lease and other restructuring-related charges that were recorded within Selling, general & administrative expenses ("SG&A") and Cost of sales.

A summary of the RGGA charges incurred since its inception in March 2020 and through June 30, 2022 is presented in the following table:

	Restructuring Charges and Other, Net
	Employee Severance and Other Personnel Benefits	Other Costs	Total Restructuring Charges	Leases (a)	Other Related Charges (b)	Total Restructuring and Related Charges
Charges incurred through December 31, 2021	$52.7	$23.9	$76.6	$17.7	$7.6	$101.9
Charges incurred during the six months ended June 30, 2022	1.2	3.8	5.0	3.2	(0.1)	8.1
Cumulative charges incurred through June 30, 2022	$53.9	$27.7	$81.6	$20.9	$7.5	$110.0
(a) Lease-related charges are recorded within SG&A in the Company’s Consolidated Statement of Operations and Comprehensive Loss.
(b) Other related charges are recorded within SG&A and cost of sales in the Company’s Consolidated Statement of Operations and Comprehensive Loss.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(DEBTOR-IN-POSSESSION)
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)
(Unaudited)

A summary of the RGGA restructuring charges incurred since its inception in March 2020 and through June 30, 2022 by reportable segment is presented in the following table:

	Charges incurred in the six months ended June 30, 2022	Cumulative charges incurred through June 30, 2022
Revlon	$2.0	$30.0
Elizabeth Arden	1.1	20.1
Portfolio	1.1	19.1
Fragrances	0.8	12.4
Total	$5.0	$81.6
Restructuring Reserve
The liability balance and related activity for each of the Company's restructuring programs are presented in the following table:

			Utilized, Net
	Liability Balance at January 1, 2022	Expense, Net	Cash	Liability Balance at June 30, 2022
RGGA:
Employee severance and other personnel benefits	$1.9	$1.2	$(1.3)	$1.8
Other	—	3.8	(3.8)	—
Total RGGA	1.9	5.0	(5.1)	1.8

Other restructuring initiatives:
Employee severance and other personnel benefits	0.8	—	—	0.8
Total other restructuring initiatives	0.8	—	—	0.8
Total restructuring reserve	$2.7	$5.0	$(5.1)	$2.6

All of the restructuring reserve balances were included within accrued expenses and other current liabilities in the Company's Consolidated Balance Sheets.

3. INVENTORIES

The Company's net inventory balances consisted of the following:

	June 30,	December 31,
	2022	2021
Finished goods	314.1	$277.0
Raw materials and supplies	122.4	125.3
Work-in-process	23.2	15.1
	$459.7	$417.4

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(DEBTOR-IN-POSSESSION)
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)
(Unaudited)

4. PROPERTY, PLANT AND EQUIPMENT
The Company's property, plant and equipment, net balances consisted of the following:

	June 30,	December 31,
	2022	2021
Land and improvements	$10.2	$10.8
Building and improvements	41.2	43.5
Machinery and equipment	75.1	82.2
Office furniture, fixtures and capitalized software	54.2	62.6
Leasehold improvements	16.5	18.0
Construction-in-progress	8.2	8.8
Right-of-Use assets	61.6	71.4
Property, plant and equipment and Right-of-Use assets, net	$267.0	$297.3

Depreciation and amortization expense on property, plant and equipment and right-of-use assets for the three months ended June 30, 2022 and June 30, 2021 was $13.7 million and $17.1 million, respectively. Depreciation and amortization expense on property, plant and equipment and right-of-use assets for the six months ended June 30, 2022 and June 30, 2021 was $27.9 million and $34.2 million, respectively. Accumulated depreciation and amortization was $552.0 million and $551.3 million as of June 30, 2022 and December 31, 2021, respectively.

In connection with the lease rejections that were approved by the Bankruptcy Court and were deemed effective as of the Petition Date, the associated right-of-use asset was written-off.

During the second quarter of 2022, as a result of the continued global supply chain disruptions resulting from the COVID-19 pandemic and other macroeconomic factors, the Company considered whether indicators of impairment existed for its Property, Plant and Equipment ("PP&E"), including its Right-of-Use ("ROU") assets consisting of the Company's leases as described above. In accordance with ASC Topic 360, "Property, Plant and Equipment," for purposes of recognition and measurement of an impairment loss, long-lived assets are grouped with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. An impairment loss is recognized only if the carrying amount of a long-lived asset and/or asset group is not recoverable and exceeds its fair value. The carrying amount of a long-lived asset and/or asset group is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the long-lived asset and/or asset group and the impairment loss is measured as the amount by which the carrying amount of a long-lived asset and/or asset group exceeds its fair value. In performing such review, the Company considers several indicators of impairment, including, among other factors, the following: (i) whether there exists any significant adverse change in the extent or manner in which a long-lived asset and/or asset group is being used; (ii) whether there exists any projection or forecast demonstrating losses associated with the use of a long-lived asset and/or asset group; and (iii) whether there exists a current expectation that, more likely than not, a long-lived asset and/or asset group will be sold or otherwise disposed of significantly before the end of its previously-estimated useful life. Following its interim assessment, the Company concluded that the carrying amounts of its PP&E, including its lease ROU assets, were not impaired as of June 30, 2022.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(DEBTOR-IN-POSSESSION)
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

During the second quarter, as a result of the continued global supply chain disruptions resulting from the COVID-19 pandemic and other macroeconomic factors, the Company determined that indicators of potential impairment existed requiring the Company to perform an interim goodwill impairment analysis. These indicators included a deterioration in the general economic conditions, inflation, adverse developments in equity and credit markets, deterioration in some of the economic channels in which the Company operates, the recent trading values of the Company's capital stock and the corresponding decline in the Company’s market capitalization.

As a result, for the second quarter of 2022 the Company examined and performed quantitative interim goodwill impairment assessments for five of its reporting units, namely: (i) Revlon; (ii) Elizabeth Arden Skin and Color; (iii) Elizabeth Arden; (iv) Fragrances; and (v) Professional Portfolio. The Mass Portfolio reporting unit's goodwill was written down to nil during the first quarter of 2020. In performing these assessments, the Company used the simplified approach allowed under ASU No. 2017-04, "Simplifying the Test for Goodwill Impairment."

Based upon such assessments, the Company determined that it was more likely than not that the fair values of each of its reporting units exceeded their respective carrying amounts for the second quarter of 2022.

The aforementioned fair values were primarily determined using a weighted average market and income approach. The income approach requires several assumptions including those regarding future sales growth, EBITDA (earnings before interest, taxes, depreciation and amortization) margins, and capital expenditures, which are the basis for the information used in the discounted cash flow model. The weighted-average cost of capital used in the income approach ranged from 9.5% to 12.0%, with a perpetual growth rate of 2%. For the market approach, the Company considered the market comparable method based upon total enterprise value multiples of other comparable publicly-traded companies.

The key assumptions used to determine the estimated fair value of the reporting units included the expected success of the Company's future new product launches, the Company's achievement of its expansion plans, the Company's realization of its cost reduction initiatives and other efficiency efforts, as well as assumptions related to overcoming supply chain disruptions resulting from the COVID-19 pandemic and other macroeconomic factors. If such plans and assumptions do not materialize as anticipated, or if there are further challenges in the business environment in which the Company's reporting units operate, a resulting change in actual results from the Company's key assumptions could have a negative impact on the estimated fair values of the reporting units, which could require the Company to recognize impairment charges in future reporting periods.

The following table presents the changes in goodwill by segment for the six months ended June 30, 2022:

	Revlon	Portfolio	Elizabeth Arden	Fragrances	Total
Balance at January 1, 2022	$265.0	$87.8	$89.3	$120.7	$562.8
Foreign currency translation adjustment	(0.4)	(0.2)	(0.1)	(0.2)	(0.9)
Balance at June 30, 2022	$264.6	$87.6	$89.2	$120.5	$561.9

Cumulative goodwill impairment charges(a)					$(166.2)
(a) Amount refers to cumulative impairment charges recognized in 2020 and prior years. No impairment charges were recorded during the six months ended June 30, 2022.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(DEBTOR-IN-POSSESSION)
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)
(Unaudited)

Intangibles

In connection with the interim impairment assessment for the second quarter of 2022, the Company also reviewed indefinite-lived intangible assets, consisting of certain trade names, in accordance with ASC Topic 350.

As a result of the continued global supply chain disruptions resulting from the COVID-19 pandemic and other macroeconomic factors discussed above, and in conjunction with the Company's performance of its interim impairment testing of goodwill and indefinite-lived intangibles for the second quarter of 2022, the Company reviewed its finite-lived intangible assets for impairment, in accordance with ASC Topic 360. In performing such review, the Company makes judgments about the recoverability of its purchased finite-lived intangible assets whenever events or changes in circumstances indicate that an impairment to its finite-lived intangible assets may exist. The Company also considers several indicators of impairment, including, among other factors, the following: (i) whether there exists any significant adverse change in the extent or manner in which a long-lived asset and/or asset group is being used; (ii) whether there exists any projection or forecast demonstrating losses associated with the use of a long-lived asset and/or asset group; and (iii) whether there exists a current expectation that, more likely than not, a long-lived asset and/or asset group will be sold or otherwise disposed of significantly before the end of its previously-estimated useful life. The carrying amount of a finite-lived intangible asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the finite-lived intangible asset and/or asset group and the impairment loss is measured as the amount by which the carrying amount of the finite-lived intangible asset exceeds its fair value.

Based upon such assessment and as a result of the continuing effects of the COVID-19 pandemic on the Company and related macroeconomic factors, the Company recognized $5.6 million and $18.7 million of non-cash impairment charges related to certain indefinite-lived and finite-lived intangible assets, respectively, within the Company's Mass Portfolio reporting unit during the second quarter of 2022. The fair values of the Company's indefinite-lived intangible assets were determined based on the relief from royalty method. The recoverability of the Company's finite-lived intangible assets were determined based on the undiscounted cash flows method and fair value was determined based on the multi-period excess earnings method. The inputs and assumptions utilized in the impairment analyses are classified as Level 3 inputs in the fair value hierarchy as defined in ASC Topic 820, “Fair Value Measurements.” These impairment charges were included as a separate component of operating income within the "Impairment charges" caption on the Company's Unaudited Consolidated Statement of Operations and Comprehensive Loss for the three and six months ended June 30, 2022. A summary of the impairment charge by segment is included in the following table:

	Three and Six Months Ended June 30, 2022
	Revlon	Portfolio	Elizabeth Arden	Fragrances	Total
Finite-lived intangible assets	$—	$18.7	$—	$—	$18.7
Indefinite-lived intangible assets	$—	$5.6	$—	$—	$5.6
Total Intangibles Impairment	$—	$24.3	$0.0	$—	$24.3

In connection with recognizing these intangible assets impairment charges for the three and six months ended June 30, 2022, the Company recognized a tax benefit of approximately $0.2 million.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(DEBTOR-IN-POSSESSION)
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)
(Unaudited)

The following tables present details of the Company's total intangible assets as of June 30, 2022 and December 31, 2021:

	June 30, 2022
	Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount	Weighted-Average Useful Life (in Years)
Finite-lived intangible assets:
Trademarks and licenses	$268.7	$(148.8)	$(5.3)	$114.6	11
Customer relationships	246.0	(128.6)	(10.9)	106.5	9
Patents and internally-developed intellectual property	23.8	(18.2)	(2.5)	3.1	5
Distribution rights	31.0	(10.0)	—	21.0	12
Other	1.3	(1.3)	—	—	0
Total finite-lived intangible assets	$570.8	$(306.9)	$(18.7)	$245.2
Indefinite-lived intangible assets:
Trade names (a)	$107.1	N/A	$(5.6)	$101.5
Total indefinite-lived intangible assets	$107.1	N/A	$(5.6)	$101.5
Total intangible assets	$677.9	$(306.9)	$(24.3)	$346.7
	December 31, 2021
	Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount	Weighted-Average Useful Life (in Years)
Finite-lived intangible assets:
Trademarks and licenses	$270.8	$(142.9)	$—	$127.9	12
Customer relationships	247.2	(122.7)	—	124.5	10
Patents and internally-developed intellectual property	23.8	(17.4)	—	6.4	5
Distribution rights	31.0	(9.2)	—	21.8	13
Other	1.3	(1.3)	—	—	0
Total finite-lived intangible assets	$574.1	$(293.5)	$—	$280.6
Indefinite-lived intangible assets:
Trade names (a)	$111.6	N/A		$111.6
Total indefinite-lived intangible assets	$111.6	N/A	$—	$111.6
Total intangible assets	$685.7	$(293.5)	$—	$392.2
(a) Indefinite-lived trade names carrying amount includes accumulated impairment of $33.1 million from 2020.

Amortization expense for finite-lived intangible assets was $8.2 million and $8.6 million for the three months ended June 30, 2022 and 2021, respectively and $16.4 million and $17.0 million for the six months ended June 30, 2022 and 2021, respectively.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(DEBTOR-IN-POSSESSION)
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)
(Unaudited)

6. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

The Company's accrued expenses and other current liabilities consisted of the following:

	June 30,	December 31,
	2022	2021
Advertising, marketing and promotional costs	$59.0	$113.3
Sales returns and allowances	67.2	92.3
Taxes	54.3	52.8
Compensation and related benefits	48.3	33.7
Professional services and insurance	21.4	28.5
Interest	5.4	31.3
Freight and distribution costs	9.2	18.4
Short-term lease liability	3.6	12.9
Restructuring reserve	2.6	2.7
Software	—	2.2
Other (a)	22.9	43.9
Total	$293.9	$432.0
(a) Accrued Other for Products Corporation as of June 30, 2022 and December 31, 2021 were $23.0 million and $44.0 million, respectively.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(DEBTOR-IN-POSSESSION)
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)
(Unaudited)

7. DEBT

The table below details the Company's debt balances, net of discounts and debt issuance costs.

	June 30,	December 31,
	2022	2021
Debt
DIP Term Loan Facility due 2023 (a)	$375.0	$—
SISO DIP ABL Facility due 2023 (a)	130.0	—
Tranche A DIP ABL Facility due 2023 (a)	87.8	—
Spanish Government Loan due 2025	0.2	0.2
2021 Foreign Asset-Based Term Facility due 2024	—	71.2

Amended 2016 Revolving Credit Facility (Tranche A) due 2024 (a)	—	108.0
SISO Term Loan Facility due 2024 (a)	—	126.2
2020 ABL FILO Term Loans due 2023	—	50.0
2020 Troubled-debt-restructuring: future interest	—	42.6
2020 BrandCo Term Loan Facility due 2025 (c)	—	1,749.7
2016 Term Loan Facility: 2016 Term Loan due 2023 and 2025	—	867.9
6.25% Senior Notes due 2024	—	426.9
Debt	$593.0	$3,442.7

Debt subject to compromise
2020 ABL FILO Term Loans due 2023	50.0
2020 Troubled-debt-restructuring: future interest	36.0
2020 BrandCo Term Loan Facility due 2025 (c)	1,878.0
2016 Term Loan Facility: 2016 Term Loan due 2023 and 2025	872.4
6.25% Senior Notes due 2024	431.3
Debt subject to compromise (b)	$3,267.7

Total debt, prior to reclassification to Liabilities subject to compromise	$3,860.7	$3,442.7
Less current portion	(593.0)	(137.2)
Less amounts reclassified to Liabilities subject to compromise	(3,267.7)	—
Long-term debt	$—	$3,305.5

Short-term borrowings (*)	$2.3	$0.7
(*)The weighted average interest rate on these short-term borrowings outstanding at June 30, 2022 and December 31, 2021 was 3.7% and 11.4%, respectively.

(a) Debtor-in-Possession Financing
On June 17, 2022, all or certain of the Debtors entered into (i) a superpriority, senior secured and priming debtor-in-possession asset-based revolving credit facility (the “DIP ABL Facility”), evidenced by a term sheet, in the maximum aggregate principal amount of $400 million, with certain financial institutions party thereto as lenders and MidCap Funding IV Trust, as administrative agent and collateral agent, (ii) a superpriority, senior secured and priming debtor-in-possession term loan credit facility (the “DIP Term Loan Facility”), in the aggregate principal amount of $575 million, with certain financial institutions party thereto as lenders and Jefferies Finance, LLC, as administrative agent and collateral agent, and (iii) a superpriority junior secured debtor-in-possession intercompany credit facility (the “Intercompany DIP Facility” and, together with the DIP ABL Facility and the DIP Term Loan Facility, the “DIP Facilities”) with the Debtors that are BrandCos (as defined in the BrandCo Credit Agreement, dated as of May 7, 2020 (as amended, modified or supplemented from time to time, the “BrandCo Credit Agreement”), by and among Products Corporation, the Company, the other loan parties and lenders party thereto and Jefferies

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(DEBTOR-IN-POSSESSION)
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)
(Unaudited)

Finance LLC, as administrative agent and each collateral agent) (the “BrandCos”). On June 17, 2022, the Bankruptcy Court approved the DIP Facilities on an interim basis pursuant to the Interim Order for the DIP Facilities (as defined herein) and the closing of these facilities occurred. On June 30, 2022, the Company and Products Corporation entered into that certain Super-Priority Senior Secured Debtor-in-Possession Asset-Based Credit Agreement (the “DIP ABL Credit Agreement”), by and among Products Corporation, as the Borrower, the Company, as Holdings, the lenders party thereto and MidCap Funding IV Trust, as Administrative Agent and Collateral Agent, which evidences the DIP ABL Facility and establishes certain additional terms and conditions that will govern the DIP ABL Facility. On August 2, 2022, the Bankruptcy Court approved the DIP Facilities on a final basis pursuant to the Final Order for the DIP Facilities (as defined herein). Borrowings of $575 million ($375 million was drawn on June 17, 2022 and $200 million was drawn on Aug 3, 2022) under the DIP Term Loan Facility and borrowings under the DIP ABL Facility are being used to, among other things, (i) refinance certain obligations under the Amended 2016 Revolving Credit Agreement and the 2021 Foreign Asset-Based Term Agreement and (y) for general corporate purposes.

The DIP ABL Facility, among other things, provides for (i) an asset-based revolving credit facility in the maximum aggregate amount of $270 million (the “Tranche A DIP ABL Facility”), the initial proceeds of which were used to refinance the Tranche A Revolving Secured Obligations (as defined in the Amended 2016 Revolving Credit Agreement), and (ii) an asset-based term loan facility in the amount of $130 million (the “SISO DIP ABL Facility”), the proceeds of which were used to refinance the SISO Secured Obligations (as defined in the Amended 2016 Revolving Credit Agreement). The remaining proceeds of the DIP ABL Facility will be used for general corporate purposes of the Debtors, including to pay expenses in connection with the Cases, in accordance with the terms of the Final Order (as defined in the DIP ABL Credit Agreement). The borrowing base in respect of the Tranche A DIP ABL Facility is consistent with the borrowing base under the Amended 2016 Revolving Credit Agreement (without giving effect to the accommodation provided for in Amendment No. 9 thereto and subject to an availability reserve of $25 million and a carve-out reserve for certain professional fees) and is subject to certain customary reserves.

The maturity date of the DIP ABL Facility is the earliest of (i) June 17, 2023 (the “Stated Maturity Date”), with an option to extend to the earlier of 180 days after the Stated Maturity Date and the extended maturity date of the DIP Term Loan Facility following the exercise by Products Corporation of its option to extend the maturity date thereunder; (ii) August 2, 2022, if a final order approving the DIP ABL Facility has not been entered by the Court on or before such date; (iii) the effective date of any chapter 11 plan for the reorganization of any Debtor; (iv) the consummation of any sale or other disposition of all or substantially all of the assets of the Debtors pursuant to Bankruptcy Code §363; (v) the date of the acceleration of the DIP ABL Facility and termination of the corresponding commitments in accordance with the definitive documents governing the DIP ABL Facility; (vi) the date the Court orders the conversion of the Cases of any of the Debtors to a chapter 7 liquidation, (vii) the rejection or termination of the BrandCo License Agreements (as defined in the DIP ABL Credit Agreement) and (viii) the dismissal of the Cases of any Debtor without the consent of the holders of more than 50% of the loans and commitments under the Tranche A DIP ABL Facility. The outstanding principal of the DIP ABL Facility is due and payable in full on the maturity date.

The DIP ABL Facility is secured by a perfected (i) first priority priming security interest and lien on substantially all assets of the Debtors (other than the BrandCos and Beautyge I, an exempted company incorporated in the Cayman Islands (“Beautyge I”)) constituting ABL Facility First Priority Collateral (as defined in the Amended 2016 Revolving Credit Agreement), (ii) junior priority priming security interest and lien on substantially all assets of the Debtors (other than the BrandCos and Beautyge I) constituting Term Facility First Priority Collateral (as defined in the Amended 2016 Revolving Credit Agreement), and (iii) security interests and liens on substantially all assets of the Debtors (other than the BrandCos and Beautyge I) that were not, on the Petition Date, subject to valid, unavoidable and perfected security interests and liens, pursuant to Bankruptcy Code §364(c)(2), with the following priority: if such collateral is of the same nature, scope and type as (a) ABL Facility First Priority Collateral, on a first priority basis, and (b) Term Facility First Priority Collateral, on a junior priority basis subject to the liens in favor of the DIP Term Loan Facility, the Intercompany DIP Facility and any adequate protection liens granted to certain of Products Corporation’s secured creditors (the collateral for the DIP ABL Facility, the “Opco DIP Collateral”). The DIP ABL Facility is subject to certain customary and appropriate conditions for financings of similar type.

Loans under the Tranche A DIP ABL Facility bear interest at a rate equal to an adjusted base rate plus 2.50% per annum, and loans under the SISO DIP ABL Facility bear interest at a rate equal to an adjusted base rate plus 4.75% per annum. In addition, the DIP ABL Facility requires payment of the following fees: (i) a closing fee equal to 1.00% of the amount of the commitments in respect of the Tranche A DIP ABL Facility, which was payable upon the closing of the DIP ABL Facility on June 17, 2022; (ii) a collateral management fee equal to 1.00% per annum of the average daily amount of outstanding loans under the Tranche A DIP ABL Facility; (iii) a commitment fee equal to 0.50% per annum of the average daily amount of unused commitments under the Tranche A DIP ABL Facility; and (iv) an exit fee equal to 0.50% of the principal amount of the

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(DEBTOR-IN-POSSESSION)
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)
(Unaudited)

commitments in respect of the Tranche A DIP ABL Facility plus the aggregate principal amount of the SISO DIP ABL Facility, payable upon the termination of the DIP ABL Facility.

The DIP ABL Facility is subject to customary affirmative and negative covenants and events of default for postpetition financing of this type, including, without limitation, customary “milestones” for progress in the Cases (including, without limitation, the filing of a disclosure statement to solicit votes on a plan of reorganization and the entry of an order by the Court confirming such plan of reorganization), a covenant requiring Products Corporation to repay loans in the event that Products Corporation and its subsidiaries hold cash and cash equivalents in excess of a specified amount and a covenant requiring that actual receipts, disbursements and net cash flow do not deviate from the amounts set forth in the applicable budget of the Debtors by more than certain specified amounts.

The DIP Term Loan Facility, among other things, provides for a term loan facility in the maximum aggregate amount of $1,025 million, $575 million of which is committed and a portion of the proceeds of which were used to refinance obligations under the 2021 Foreign Asset-Based Term Agreement. The remainder of the proceeds will be used for general corporate purposes of the Debtors, including to pay expenses in connection with the Cases, in accordance with the terms of the Final Order for the DIP Facilities.

The maturity date of the DIP Term Loan Facility is the earliest of (i) June 17, 2023, with an option to extend by up to 180 days at the option of Products Corporation; (ii) August 2, 2022, if a final order approving the DIP Term Loan Facility has not been entered by the Court on or before such date; (iii) the effective date of any chapter 11 plan for the reorganization of any Debtor; (iv) the consummation of any sale or other disposition of all or substantially all of the assets of the Debtors pursuant to Bankruptcy Code §363; and (v) the date of acceleration or termination of the DIP Term Loan Facility in accordance with the definitive documents governing the DIP Term Loan Facility. The outstanding principal of the DIP Term Loan Facility is due and payable in full on the maturity date.

The DIP Term Loan Facility is secured by a perfected (i) first priority priming security interest and lien on the Term Facility First Priority Collateral, (ii) junior priority priming security interest and lien on the ABL Facility First Priority Collateral, (iii) a first priority security interest and lien on substantially all the assets of the BrandCos and Beautyge I, and (iv) security interests and liens on substantially all assets of the Debtors that were not, on the Petition Date, subject to valid, unavoidable and perfected security interests and liens, pursuant to Bankruptcy Code §364(c)(2), with the following priority: if such collateral is of the same nature, scope and type as (a) Term Facility First Priority Collateral, on a first priority basis, and (b) ABL Facility First Priority Collateral, on a junior priority priming basis subject to the liens in favor of the ABL DIP Facility and any adequate protection liens granted to certain of Products Corporation’s secured creditors. In addition, within certain specified post-closing periods, the DIP Term Loan Facility will be guaranteed by the obligors under, and secured by substantially the same assets that secured, the 2021 Foreign Asset-Based Term Facility. The DIP Term Loan Facility includes certain customary and appropriate conditions for financings of similar type.

Loans under the DIP Term Loan Facility bear interest at a rate equal to, at the option of Products Corporation, the secured overnight financing rate plus 7.75% per annum or an adjusted base rate plus 6.75% per annum. In addition, the DIP Term Loan Facility provides for the following discounts and premiums: (i) an upfront discount equal to 1.00% of the amount of each borrowing thereunder, payable at the time of such borrowing; (ii) a backstop premium equal to 1.50% of the total commitments under the DIP Term Loan Facility, which was payable upon the closing of the DIP Term Loan Facility on June 17, 2022; (iii) a maturity extension premium equal to 0.50% of the amounts of the loans and commitments outstanding at the time of such extension, payable in the event the maturity date of the DIP Term Loan Facility is extended as described above; and (iv) a repayment premium equal to 1.00% of the principal amount of any loans under the DIP Term Loan Facility that are repaid, payable at the time of such repayment.

The DIP Term Loan Facility is subject to customary affirmative and negative covenants and events of default for postpetition financings of this type, including, without limitation, customary “milestones” for progress in the Cases (including, without limitation, the filing of a disclosure statement to solicit votes on a plan of reorganization and the entry of an order by the Court confirming such plan of reorganization), a covenant to maintain minimum liquidity and a covenant requiring that actual receipts, disbursements and net cash flow do not deviate from the amounts set forth in the applicable budget of the Debtors by more than certain specified amounts.

Pursuant to the Intercompany DIP Facility, term loans are automatically deemed to be provided by the BrandCos to Products Corporation in the amount of, and in satisfaction of the obligation of Products Corporation to pay, amounts payable from time to time by Products Corporation to the BrandCos under the BrandCo License Agreements. The loans under the Intercompany DIP Facility are secured by a fully perfected security interest and lien on all of the Opco DIP Collateral,

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(DEBTOR-IN-POSSESSION)
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)
(Unaudited)

immediately junior to the liens and security interests on the Opco DIP Collateral securing the DIP Term Loan Facility. The loans under the Intercompany DIP Facility (i) bear interest at a rate equal to an adjusted base rate plus 6.75%, which interest is payable in kind, and (ii) mature on the maturity date of the DIP Term Loan Facility.

The foregoing description of the DIP Facilities does not purport to be complete and is qualified in its entirety by reference to (i) the Super-Priority Senior Secured Debtor-in-Possession Asset-Based Credit Agreement, dated as of June 30, 2022, by and among Revlon Consumer Products Corporation, a debtor and debtor-in-possession under chapter 11 of the Bankruptcy Code, as the Borrower, Revlon, Inc., a debtor and debtor-in-possession under chapter 11 of the Bankruptcy Code, as Holdings, the lenders party thereto and MidCap Funding IV Trust, as Administrative Agent and Collateral Agent, which was attached as an exhibit to the Company’s and Products Corporation’s Current Report on Form 8-K filed with the SEC on July 7, 2022, (ii) the Superpriority Senior Secured Debtor-in-Possession Credit Agreement, dated as of June 17, 2022, by and among Revlon Consumer Products Corporation, a debtor and debtor-in-possession under chapter 11 of the Bankruptcy Code, as the Borrower, Revlon, Inc., a debtor and debtor-in-possession under chapter 11 of the Bankruptcy Code, as Holdings, the lenders party thereto and Jefferies Finance LLC, as Administrative Agent and Collateral Agent, which was attached as an exhibit to the Company’s and Products Corporation’s Report on Form 8-K filed with the SEC on June 23, 2022 and (iii) the Interim Order (i) authorizing the debtors to (a) obtain postpetition financing and (b) use cash collateral, (ii) granting liens and providing superpriority administrative expense status, (iii) granting adequate protection to the prepetition secured parties, (iv) modifying the automatic stay, (v) scheduling a final hearing, and (vi) granting related relief (collectively clauses (iii)(i)-(vi), the “Interim Order for the DIP Facilities”), and (iv) the Final Order (i) authorizing the debtors to (a) obtain postpetition financing and (b) use cash collateral, (ii) granting liens and providing superpriority administrative expenses status, (iii) granting adequate protection to the prepetition secured parties, (iv) modifying the automatic stay, and (v) granting related relief (collectively clauses (iv)(i)-(vi), the "Final Order for the DIP Facilities").

The Company incurred approximately $14.8 million of new debt issuance costs in connection with the DIP Facilities, which were expensed during the second quarter to "Reorganization items, net" on the Company's Consolidated Statement of Operations and Comprehensive Loss.

Amendment No. 9 to the Amended 2016 Revolving Credit Agreement: Tranche A - Revolving Credit Facility and Second-In, Second-Out ("SISO") Term Loan Facility
On March 31, 2022, Products Corporation entered into Amendment No. 9 (“Amendment No. 9) to the asset-based revolving credit agreement, dated as of September 7, 2016, by and among Products Corporation and certain of its subsidiaries, as borrowers, the Company, as holdings, the lenders party thereto and Citibank, N.A., as administrative agent and collateral agent (as amended, the "Amended 2016 Revolving Credit Agreement" and the credit facility thereunder, the "Amended 2016 Revolving Credit Facility").

Amendment No. 9, among other things, made certain changes to the calculation of the borrowing base. Amendment No. 9 had the effect of temporarily increasing the borrowing base under the Amended 2016 Revolving Credit Agreement by up to $25 million until the earlier of (i) September 29, 2022 and (ii) the occurrence of an event of default or payment default (the “Amendment No. 9 Accommodation Period”). During the Amendment No. 9 Accommodation Period, Amendment No. 9 also established a reserve against availability under the Amended 2016 Revolving Credit Agreement in the amount of $10 million until June 29, 2022 and $15 million thereafter. Products Corporation was required to pay customary fees in connection with Amendment No. 9.
The Company incurred approximately $1.8 million of new debt issuance costs in connection with Amendment No. 9 to the 2016 Revolving Credit Agreement and SISO Term Loan Facility, which were expensed during the second quarter to "Reorganization items, net" on the Company's Consolidated Statement of Operations and Comprehensive Loss. The temporary increase in advance rates put in place by Amendment No. 9 is not included in the DIP ABL Facility.

First Amendment to 2021 Foreign Asset-Based Term Agreement
On March 30, 2022, Revlon Finance LLC, a Delaware limited liability company and wholly-owned subsidiary of Revlon (the “FABTL Borrower”), entered into the First Amendment (the “First Amendment”) to the 2021 Foreign Asset-Based Term Agreement.
The First Amendment, among other things, made certain changes to the calculation of the borrowing base that had the effect of temporarily increasing the borrowing base for one year after the effective date of the First Amendment. Initially the

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(DEBTOR-IN-POSSESSION)
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)
(Unaudited)

increase in the borrowing base was estimated to be approximately $7 million. The FABTL Borrower was required to pay customary fees in connection with the First Amendment. A portion of the proceeds of the DIP Term Loan Facility was used to refinance the 2021 Foreign Asset-Based Term Facility.

(b) Contractual interest on debt subject to compromise
Effective as of the Petition Date, we ceased recording interest expenses on outstanding pre-petition debt subject to compromise. Contractual interest expense represents amounts due under the contractual terms of outstanding pre-petition debt classified as liabilities subject to compromise. For the period ended June 30, 2022, contractual interest expense of $11.6 million related to liabilities subject to compromise has not been recorded in the financial statements.

(c) Adequate protection payments
During the Chapter 11 proceeding, the Bankruptcy Court has the ability to issue orders pursuant to sections 361, 363(c), 363(e) and 364(d) of the Bankruptcy Code granting adequate protection payments to secured parties under certain lending facilities in order to protect their interests in the pre-petition collateral. On June 17, 2022, as part of the DIP Term Loan agreement, the Bankruptcy Court issued orders allowing the Debtors to make adequate protection payments at 100% of the non-default interest rate of the Secured term B-1 loan facility. Adequate protection payments made during the second quarter amounted to nil, however they will be recorded as reductions to the principal of debt-related balances within LSTC and presented as long-term debt repayments within Cash Flows from Financing Activities.

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(DEBTOR-IN-POSSESSION)
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
•During the second quarter of 2022, the deferred financing costs were expensed to "Reorganization items, net" on the Company's Consolidated Statement of Operations and Comprehensive Loss in accordance with ASC 852.

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
•During the second quarter of 2022, the deferred financing costs were expensed to "Reorganization items, net" on the Company's Consolidated Statement of Operations and Comprehensive Loss in accordance with ASC 852.

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

Amendment No. 7 represented an exchange of an existing revolving credit agreement with a new revolving credit agreement with the same lenders as defined by ASC 470, Debt, under the revolving credit facility. All pre-existing unamortized deferred financing costs associated with the old revolving credit agreement of approximately $0.8 million were added to the newly incurred deferred financing costs of approximately $4.2 million and their total of approximately $5.1 million started to be amortized in accordance with the straight-line method over the term of Tranche A through June 8, 2023. Additionally, approximately $4.3 million of new deferred financing costs were incurred in connection with the SISO Term Loan Facility with the new lenders, which are amortized in accordance with the effective interest method over the term of the facility. During the second quarter of 2022, the deferred financing costs were expensed to "Reorganization items, net" on the Company's Consolidated Statement of Operations and Comprehensive Loss in accordance with ASC 852.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(DEBTOR-IN-POSSESSION)
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)
(Unaudited)

2021 Foreign Asset-Based Term Facility
On March 2, 2021 (the “2021 ABTL Closing Date”), Revlon Finance LLC (the “ABTL Borrower”), a wholly owned indirect subsidiary of Products Corporation, certain foreign subsidiaries of Products Corporation party thereto as guarantors, the lenders party thereto and Blue Torch Finance LLC, as administrative agent and collateral agent (the “ABTL Agent”), entered into an Asset-Based Term Loan Credit Agreement (the “2021 Foreign Asset-Based Term Agreement”, and the term loan facility thereunder, the “2021 Foreign Asset-Based Term Facility”). A portion of the proceeds of the DIP Term Loan Facility was used to refinance the 2021 Foreign Asset-Based Term Facility.

Principal and Maturity: The 2021 Foreign Asset-Based Term Facility provided for a U.S. dollar-denominated senior secured asset-based term loan facility in an aggregate principal amount of $75 million, the full amount of which was funded on the closing of the facility. On the 2021 ABTL Closing Date, approximately $7.5 million of the proceeds of the 2021 Foreign Asset-Based Term Facility were deposited in an escrow account by the ABTL Agent pending completion of certain post-closing perfection actions with respect to certain foreign real property of the guarantors constituting collateral securing the 2021 Foreign Asset-Based Term Facility. Such perfection actions were subsequently completed, and the escrowed funds were released to the ABTL Borrower. The 2021 Foreign Asset-Based Term Facility had an uncommitted incremental facility pursuant to which it could have been increased from time to time by up to the amount of the borrowing base in effect at the time such incremental facility was incurred, subject to certain conditions and the agreement of the lenders providing such increase. The proceeds of the loans under the 2021 Foreign Asset-Based Term Facility were used: (i) to repay in full the obligations under the 2018 Foreign Asset-Based Term Facility (the “ABTL Refinancing”); (ii) to pay fees and expenses in connection with the 2021 Foreign Asset-Based Term Facility and the ABTL Refinancing; and (iii) for working capital and other general corporate purposes. The 2021 Foreign Asset-Based Term Facility would have matured on March 2, 2024, subject to a springing maturity date of August 1, 2023 if, on such date, any principal amount of loans under the term loan credit agreement, dated as of September 7, 2016, by and among Products Corporation, as the borrower, the Company, as holdings, the lenders party thereto and Citibank, N.A., as administrative agent and collateral agent (as amended by Amendment No. 1 dated as of May 7, 2020, the “2016 Term Loan Agreement” and the credit facility thereunder, the “2016 Term Loan Facility”) due September 7, 2023 remained outstanding.

The 2021 Foreign Asset-Based Term Agreement required the maintenance of a borrowing base supporting the borrowing thereunder, evidenced with the delivery of biweekly borrowing base certificates customary for facilities of this type, with more frequent reporting required upon the triggering of certain events. The borrowing base calculation under the 2021 Foreign Asset-Based Term Facility was based on the sum of: (i) 80% of eligible accounts receivable (later increased to 90% for one year from the effective date of the First Amendment); (ii) 65% of the net orderly liquidation value of eligible finished goods inventory receivable (later increased to 75% for one year from the effective date of the First Amendment); and (iii) 45% of the mortgage value of eligible real property, in each case with respect to certain of Products Corporation’s subsidiaries organized in Australia, Bermuda, Germany, Italy, Spain and Switzerland (the “ABTL Borrowing Base Guarantors”). The borrowing bases in each jurisdiction were subject to certain customary availability reserves set by the ABTL Agent.

Guarantees and Security: The 2021 Foreign Asset-Based Term Facility was guaranteed by the Borrowing Base Guarantors, as well as by the direct parent entities of each ABTL Borrowing Base Guarantor (not including Revlon, Inc. or Products Corporation) on a limited recourse basis (the “ABTL Parent Guarantors”) and by certain subsidiaries of Products Corporation organized in Mexico (the “ABTL Other Guarantors” and, together with the ABTL Borrower and the ABTL Borrowing Base Guarantors, the “ABTL Loan Parties”). The obligations of the ABTL Loan Parties and the ABTL Parent Guarantors under the 2021 Foreign Asset-Based Term Facility were secured by first-ranking pledges of the equity of each ABTL Loan Party (other than the Other Guarantors), the inventory and accounts receivable of the ABTL Borrowing Base Guarantors, the material bank accounts of each Loan Party, the material intercompany indebtedness owing to any Loan Party (including any intercompany loans made with the proceeds of the 2021 Foreign Asset-Based Term Facility) and certain other material assets of the ABTL Borrowing Base Guarantors, subject to customary exceptions and exclusions. The 2021 Foreign Asset-Based Term Facility included a cash dominion feature customary for transactions of this type.

Interest and Fees: Interest was payable on each interest payment date as set forth in the 2021 Foreign Asset-Based Term Agreement, and in any event at least quarterly, and accrued on borrowings under the 2021 Foreign Asset-Based Term Facility at a rate per annum equal to the LIBOR rate, with a floor of 1.50%, plus an applicable margin equal to 8.50%. The ABTL Borrower was obligated to pay certain fees and expenses in connection with the 2021 Foreign Asset-Based Term Facility, including a fee payable to Blue Torch Finance LLC for its services as Agent. Loans under the 2021 Foreign Asset-Based Term Facility could be prepaid without premium or penalty, subject to a prepayment premium equal to 3.0% of the aggregate principal amount of loans prepaid or repaid during the first year after the 2021 ABTL Closing Date, 2.0% of the aggregate

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(DEBTOR-IN-POSSESSION)
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)
(Unaudited)

principal amount of loans prepaid or repaid during the second year after the 2021 ABTL Closing Date and 1.0% of the aggregate principal amount of loans prepaid or repaid thereafter.

Affirmative and Negative Covenants: The 2021 Foreign Asset-Based Term Agreement contained certain affirmative and negative covenants that, among other things, limited the ABTL Loan Parties’ ability to, subject to various exceptions and qualifications: (i) incur additional debt; (ii) incur liens; (iii) sell, transfer or dispose of assets; (iv) make investments; (v) make dividends and distributions on, or repurchases of, equity; (vi) make prepayments of contractually subordinated or junior lien debt; (vii) enter into certain transactions with their affiliates, including amending certain material intercompany agreements or trade terms; (viii) enter into sale-leaseback transactions; (ix) change their lines of business; (x) restrict dividends from their subsidiaries or restrict liens; (xi) change their fiscal year; and (xii) modify the terms of certain debt. The ABTL Parent Guarantors were subject to certain customary holding company covenants. The ability of the Loan Parties to make certain intercompany asset sales, investments, restricted payments and prepayments of intercompany debt was contingent on certain "cash movement conditions" or "payment conditions" being met, which among other things, required a certain level of liquidity for the applicable Loan Party to effect such type of transactions. The 2021 Foreign Asset-Based Term Agreement also contained a financial covenant requiring the ABTL Loan Parties to maintain a minimum average balance of cash and cash equivalents of $3.5 million, tested monthly, based on the last 10 business days of each month, subject to certain cure rights. The 2021 Foreign Asset-Based Term Agreement also contained certain customary representations, warranties and events of default.

Prepayments: The ABTL Borrower was required to prepay loans under the 2021 Foreign Asset-Based Term Facility to the extent that outstanding loans exceeded the borrowing base. In lieu of a mandatory prepayment, the Loan Parties could deposit cash into a designated U.S. bank account with the ABTL Agent that was subject to a control agreement (such cash, the “Qualified Cash”). If an event of default occurred and was continuing, the Qualified Cash could be applied, at the ABTL Agent’s option, to prepay the loans under the 2021 Foreign Asset-Based Term Facility. If the borrowing base subsequently exceeded the outstanding loans, the ABTL Borrower could withdraw Qualified Cash from such bank account to the extent of such excess. In addition, the 2021 Foreign Asset-Based Term Facility was subject to mandatory prepayments from the net proceeds from the incurrence by the Loan Parties of debt not permitted thereunder.

The proceeds from the 2021 Foreign Asset-Based Term Facility were used to extinguish the entire amount outstanding under the 2018 Foreign Asset-Based Term Facility as of the closing date, which was due on July 9, 2021. In connection with such extinguishment, approximately $1.0 million of pre-existing unamortized deferred financing costs were expensed within "Amortization of Debt Issuance Costs" on the Company’s Consolidated Statement of Operations and Comprehensive Loss for the year ended December 31, 2021. In accordance with the terms of the 2021 Foreign Asset-Based Term Agreement, approximately $13.8 million of the proceeds from the transaction were held in escrow and are recorded within "Prepaid expenses and other assets" on the Company's Consolidated Balance Sheet as of December 31, 2021.

The Company incurred approximately $3.2 million of new debt issuance costs in connection with the closing of the 2021 Foreign Asset-Based Term Facility, which are amortized within "Amortization of debt issuance costs" in accordance with the effective interest method over the term of the facility.

2020 Troubled Debt Restructuring

As a result of the consummation of the exchange offer pertaining to Products Corporation's 5.75% Senior Notes (the "5.75% Senior Notes Exchange Offer"), and following the applicability of the Troubled Debt Restructuring guidance in ASC 470, Debt, the Company recorded $57.8 million of future interest payments. During the three and six months ended June 30, 2022, the Company recorded $3.0 million and $6.6 million of amortization of such future interest as an offset within "Interest expense, net" on the Company's Unaudited Condensed Consolidated Statement of Operations and Comprehensive Loss. During the second quarter of 2022, the future interest was expensed to "Reorganization items, net" on the Company's Consolidated Statement of Operations and Comprehensive Loss in accordance with ASC 852.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(DEBTOR-IN-POSSESSION)
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)
(Unaudited)

Covenants
Products Corporation was in compliance with all applicable covenants under the DIP Facilities as of June 30, 2022. As a result of the Bankruptcy Petitions, Products Corporation was not in compliance with all applicable covenants under the BrandCo credit agreement, dated as of May 7, 2020, by and among Products Corporation, as borrower, the Company, as holdings, the lenders party thereto and Jefferies Finance, LLC as administrative agent and collateral agent (as amended by Amendment No. 1 dated as of November 13, 2020, the "BrandCo Credit Agreement" and the credit facilities thereunder, the "2020 BrandCo Facilities"); the Amended 2016 Revolving Credit Agreement and the 2016 Term Loan Agreement (collectively, the "2016 Credit Agreements"); the 2021 Foreign Asset-Based Term Agreement; as well as the indenture governing its 6.25% Senior Notes due 2024 (such notes, the "6.25% Senior Notes" and the related indenture, the "6.25% Senior Notes Indenture"), in each case as of June 30, 2022. At June 30, 2022, the aggregate principal amounts outstanding and availability under Products Corporation’s various revolving credit facilities were as follows:

	Commitment	Borrowing Base	Aggregate principal amount outstanding at June 30, 2022	Availability at June 30, 2022 (a)
Tranche A DIP ABL Facility due 2023	$270.0	$87.8	$87.8	$—
SISO DIP ABL Facility due 2023	130.0	130.0	130.0	—
2020 ABL FILO Term Loans	50.0	43.9	$50.0	$—
(a) Availability as of June 30, 2022 is based upon the Tranche A Revolving borrowing base then in effect under Tranche A DIP ABL Facility of $87.8 million (which includes a $6.0 million reserve for the shortfall of the borrowing base that supports the 2020 ABL FILO Term Loans compared to the corresponding aggregate principal amount outstanding of $50 million), less $87.8 million then drawn.

The Company’s foreign subsidiaries held $82.1 million out of the Company's total $312.5 million in cash and cash equivalents as of June 30, 2022. While the cash held by the Company’s foreign subsidiaries is primarily used to fund their operations, the Company regularly assesses its global cash needs and the available sources of cash to fund these needs, which regularly includes repatriating foreign-held cash to settle historical intercompany loans and other intercompany payables.

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
As of both June 30, 2022 and December 31, 2021, the Company did not have any financial assets and liabilities that were required to be measured at fair value.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(DEBTOR-IN-POSSESSION)
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)
(Unaudited)

As of June 30, 2022, the fair value and carrying value of the Company’s debt are categorized in the table below:

	June 30, 2022
	Fair Value
	Level 1	Level 2	Level 3	Total	Carrying Value
Liabilities:
Long-term debt, including current portion	$—	$593.0	$—	$593.0	$593.0
Debt subject to compromise	—	2,066.7	—	2,066.7	3,267.7

As of December 31, 2021, the fair value and carrying value of the Company’s debt are categorized in the table below:

	December 31, 2021
	Fair Value
	Level 1	Level 2	Level 3	Total	Carrying Value
Liabilities:
Long-term debt, including current portion(a)	$—	$2,864.0	$—	$2,864.0	$3,442.7
(a) The fair value of the Company's long-term debt, including the current portion of long-term debt, is based on quoted market prices for similar issuances and maturities.
The carrying amounts of the Company's cash and cash equivalents, trade receivables, notes receivable, accounts payable and short-term borrowings approximate their respective fair values.

9. FINANCIAL INSTRUMENTS

Letters of Credit

Products Corporation maintains standby and trade letters of credit for various corporate purposes under which Products Corporation is obligated, of which $8.1 million (including amounts available under credit agreements in effect at that time) and $8.4 million were maintained as of June 30, 2022 and December 31, 2021, respectively. Included in these amounts are approximately $5.9 million and $6.1 million in standby letters of credit that primarily support Products Corporation’s workers compensation, general liability and automobile insurance programs, in each case as outstanding as of June 30, 2022 and December 31, 2021, respectively. At June 30, 2022 and December 31, 2021, respectively, all of the outstanding letters of credit were collateralized with a deposit of cash at the issuing financial institution. The estimated liability under such programs is accrued by Products Corporation.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(DEBTOR-IN-POSSESSION)
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)
(Unaudited)

10. PENSION AND POST-RETIREMENT BENEFITS

Net Periodic Benefit Cost

The components of net periodic benefit costs for the Company's pension and the other post-retirement benefit plans for the three months ended June 30, 2022 and 2021, respectively, were as follows:

	Pension Plans		Other Post-Retirement Benefit Plans
	Three Months Ended June 30,
	2022	2021	2022	2021
Net periodic benefit costs:
Service cost	$0.3	$0.4	$—	$—
Interest cost	3.0	2.3	—	0.1
Expected return on plan assets	(4.8)	(5.0)	$—	—
Amortization of actuarial loss	2.8	3.2	—	0.1
Total net periodic benefit costs prior to allocation	$1.3	$0.9	$—	$0.2
Portion allocated to Revlon Holdings	—	(0.1)	—	—
Total net periodic benefit costs	$1.3	$0.8	$—	$0.2

In the three months ended June 30, 2022, the Company recognized net periodic benefit cost of $1.3 million, compared to net periodic benefit cost of $1.0 million in the three months ended June 30, 2021.

The components of net periodic benefit costs for the Company's pension and the other post-retirement benefit plans for the six months ended June 30, 2022 and 2021, respectively, were as follows:

	Pension Plans		Other Post-Retirement Benefit Plans
	Six Months Ended June 30,
	2022	2021	2022	2021
Net periodic benefit costs:
Service cost	$0.6	$0.7	$—	$—
Interest cost	5.7	4.6	0.1	0.1
Expected return on plan assets	(9.7)	(9.9)	—	—
Amortization of actuarial loss	5.6	6.6	0.1	0.3
Total net periodic benefit costs prior to allocation	$2.2	$2.0	$0.2	$0.4
Portion allocated to Revlon Holdings	—	(0.1)	—	—
Total net periodic benefit costs	$2.2	$1.9	$0.2	$0.4

During the six months ended June 30, 2022 and 2021, the Company recognized net periodic benefit cost of $2.4 million and $2.3 million, respectively.

Net periodic benefit costs are reflected in the Company's unaudited Condensed Consolidated Financial Statements as follows for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net periodic benefit costs:
Selling, general and administrative expense	$0.3	$0.3	$0.6	$0.7
Miscellaneous, net	1.0	0.7	1.8	1.6
Total net periodic benefit costs	$1.3	$1.0	$2.4	$2.3

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(DEBTOR-IN-POSSESSION)
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)
(Unaudited)

The Company expects that it will have net periodic benefit cost of approximately $4.6 million for its pension and other post-retirement benefit plans during 2022, compared with net periodic benefit cost of $4.8 million in 2021.

Contributions:
The Company’s intent is to fund at least the minimum contributions required to meet applicable federal employee benefit laws and local laws, or to directly pay benefit payments where appropriate. During the three months ended June 30, 2022, $1.5 million and $0.1 million were contributed to the Company's pension plans and other post-retirement benefit plans, respectively. During the six months ended June 30, 2022, $3.5 million and $0.3 million were contributed to the Company's pension plans and other post-retirement benefit plans, respectively. During 2022, the Company expects to contribute approximately $5.1 million in the aggregate to its pension and other post-retirement benefit plans.

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

11. STOCK COMPENSATION PLAN
Revlon's amended Stock Plan provides for awards of stock options, stock appreciation rights, restricted or unrestricted stock and restricted stock units ("RSUs") to eligible employees and directors of Revlon and its affiliates, including Products Corporation. On June 2, 2022 Revlon’s stockholders approved an amendment to the Stock Plan to reserve an additional 2,000,000 shares and extend the term until August 2031. As a result, an aggregate of 10,565,000 shares were reserved for issuance as Awards under the Stock Plan, of which there remained approximately 2.4 million available for grant as of June 30, 2022.

2022 Incentive Program

During the first quarter of 2022, the Company granted approximately 3.0 million equity awards, net of forfeitures, (included approximately 0.4 million shares that were reserved for issuance upon approval of the Fifth Amended and Restated Revlon, Inc. Stock Plan), and during the second quarter of 2022, the Company granted approximately 80,000 equity awards under the 2022 Incentive Program. All awards granted under the 2022 Incentive Program are pursuant to the Stock Plan. The 2022 Incentive Program awards are 100% time-based and approximately 0.4 million vest at 100% in March 2023 and approximately 2.6 million, net of forfeitures, vests as follows: 50% in March 2023; 50% in March 2024. The awards are subject to continued employment through the respective vesting dates.

2019 Transaction Incentive Program
During the second quarter of 2021, the Company granted approximately 78,000 TIP awards with both a cash component and RSU component, all pursuant to the Stock Plan. These TIP awards are 100% time-based and vests as follows: 50% in June 2022; 50% in June 2023. The awards are subject to continued employment through the respective vesting dates.
As of June 30, 2022, a total of approximately 37,100 time-based RSUs had been granted and are outstanding under the Revlon 2019 Transaction Incentive Program (the "2019 TIP").
The 2019 TIP also provided for the following cash-based awards payable to certain employees, subject to continued employment through the respective vesting dates: (i) Tier 1 - $6.8 million payable in two equal installments as of December 31, 2020 and December 31, 2021; and (ii) Tier 2 - $2.5 million payable in one installment as of December 31, 2020. Such RSUs and cash-based awards were eligible for vesting following a termination without cause or due to death or disability or if not assumed upon a change in control (the “Special Vesting Rules”). The total amount amortized for this Tier 1 cash-based awards since the program's inception and through June 30, 2022 is approximately $8.0 million, of which $0.3 million and $0.4 million were recorded during the three and six months ended June 30, 2022, respectively. The amortization of such awards is recorded within "Acquisition, integration and divestiture costs" in the Company's Consolidated Statements of Operations and Comprehensive Loss.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(DEBTOR-IN-POSSESSION)
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
During the second quarter of 2022, the Company granted nil time-based RSU awards. During the second quarter of 2021, the Company granted approximately 35,000 time-based RSU awards under the Stock Plan (the "2021 LTIP RSUs") to certain employees. The 2021 LTIP RSUs are 100% time-based and vests as follows: 50% in March 2022; 25% in March 2023; 25% in March 2024.

Time-Based LTIP and TIP RSUs
The Company recognized $6.2 million and $10.1 million of net compensation expense related to the time-based LTIP and TIP RSUs for the three and six months ended June 30, 2022, respectively. As of June 30, 2022, the Company had $31.0 million of total deferred compensation expense related to non-vested, time-based LTIP and TIP RSUs. The cost is recognized over the vesting period of the awards, as described above.

Performance-based LTIP RSUs
The Company recognized $0.1 million and $2.0 million of income, net of adjustments, to compensation expense related to the performance-based LTIP RSUs for the three and six months ended June 30, 2022. As of June 30, 2022, the Company had $11.6 million of total deferred compensation expense related to non-vested, performance-based LTIP RSUs. The cost is recognized over the service period of the awards, as described above.

Acceleration of Vesting
Under the aforementioned provisions for acceleration of vesting, as of June 30, 2022 and since the time these provisions became effective in September 2019, 57,763 LTIP RSUs and 47,743 2019 TIP Tier 1 RSUs were vested on an accelerated basis due to involuntary terminations, resulting in accelerated amortization of approximately $2.0 million. In addition, since the time these provisions became effective in September 2019 and through the six months ended June 30, 2022 under the same accelerated vesting provisions, the Company also recorded approximately $1.8 million of accelerated amortization in connection with the cash portion of the 2019 TIP Tier 1 and Tier 2 awards that were vested on an accelerated basis due to involuntary terminations. No accelerated amortization was recorded for the three and six months ended June 30, 2022 in connection with the LTIP RSUs, the 2019 TIP RSUs and the 2019 TIP cash portion. See the roll-forward table in the following sections of this Note 11 for activity related to the six months ended June 30, 2022.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(DEBTOR-IN-POSSESSION)
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)
(Unaudited)

During the six months ended June 30, 2022, the activity related to time-based and performance-based RSUs previously granted to eligible employees and the grant date fair value per share related to these RSUs were as follows under the LTIP, 2019 TIP and 2022 Incentive programs, respectively:

	Time-Based LTIP		Performance-Based LTIP
	RSUs (000's)	Weighted-Average Grant Date Fair Value per RSU	RSUs (000's)	Weighted-Average Grant Date Fair Value per RSU
Outstanding as of December 31, 2021
2019 TIP RSUs (a)	74.6	$13.16	n/a	$—
LTIP RSUs:
2021	1,548.6	10.58	—	—
2020	253.9	14.96	377.7	14.96
2019	69.8	22.58	211.2	22.55
Total LTIP RSUs	1,872.3		588.9
Total LTIP and TIP RSUs Outstanding as of December 31, 2021	1,946.9		588.9
Granted
2022 Incentive Award	3,041.9	10.24	—	—
Vested
2019 TIP RSUs Vested (a) (b)	(33.3)	13.16	—	—
LTIP RSUs:
2021	(751.8)	10.59	—	—
2020	(122.8)	14.96	—	—
2019	(66.6)	22.55	(44.3)	22.55
Total LTIP RSUs Vested	(941.2)		(44.3)
Forfeited/Canceled
2019 TIP RSUs Forfeited/Canceled (a)	(4.2)	13.16	—	—
2022 Incentive Award	(22.5)	10.24	—	—
LTIP RSUs:
2021	(98.0)	10.59	—	—
2020	(18.9)	14.96	(40.9)	14.96
2019	(3.2)	22.55	(166.9)	22.55
Total LTIP RSUs Forfeited/Canceled	(120.1)		(207.8)
Outstanding as of June 30, 2022
2022 Incentive Award	3,019.4	10.24	—	—
2019 TIP RSUs	37.1	13.16	n/a	—
LTIP RSUs:
2021	698.8	10.57	—	—
2020	112.2	14.96	336.8	14.96
2019	—	—	—	—
Total LTIP RSUs	811.0		336.8
Total LTIP and TIP RSUs Outstanding as of June 30, 2022	3,867.5		336.8
(a) The 2019 TIP provides for RSU awards that are only time-based.
(b) There have been no accelerated vestitures for the three and six months ended June 30, 2022 in connection with the LTIP RSUs and the 2019 TIP RSUs.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(DEBTOR-IN-POSSESSION)
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
The Company recorded benefit from income taxes of $0.5 million (Products Corporation - $0.4 million) for the three months ended June 30, 2022 and a provision for income taxes of $7.2 million (Products Corporation - $7.3 million) for the three months ended June 30, 2021, respectively. The $7.7 million decrease in the provision for income taxes for the second quarter of 2022, compared to the same quarter in 2021, was primarily due to the geographical mix of earnings and net change of valuation allowance on its net deferred tax assets for certain jurisdictions.
The Company recorded a provision for income taxes of $9.3 million (Products Corporation - $9.3 million) for the six months ended June 30, 2022 and a provision for income taxes of $18.4 million (Products Corporation - $18.4 million) for the six months ended June 30, 2021, respectively. The $9.1 million decrease (Products Corporation - $9.1 million) in the provision for income taxes in the six months ended June 30, 2022, compared to the six months ended June 30, 2021, was primarily due to the geographical level and mix of earnings and net change of valuation allowance on its net federal and certain deferred tax assets.
The Company's effective tax rate for the three and six months ended June 30, 2022 and June 30, 2021 was lower than the federal statutory rate of 21% primarily due to losses for which no tax benefit can be recognized, as well as state taxes for certain U.S. entities.
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
For further information, see Note 13, "Income Taxes," to the Consolidated Financial Statements in the Company's 2021 Form 10-K.

13. ACCUMULATED OTHER COMPREHENSIVE LOSS

A roll-forward of the Company's accumulated other comprehensive loss as of June 30, 2022 is as follows:

	Foreign Currency Translation	Actuarial (Loss) Gain on Post-retirement Benefits	Other	Accumulated Other Comprehensive Loss
Balance at January 1, 2022	$(25.8)	$(208.6)	$(0.3)	$(234.7)
Foreign currency translation adjustment, net of tax (b)	(2.0)	—	—	(2.0)
Amortization of pension related costs, net of tax (a) (b)	—	5.7	—	5.7
Other comprehensive (loss) income	$(2.0)	$5.7	$—	$3.7
Balance at June 30, 2022	$(27.8)	$(202.9)	$(0.3)	$(231.0)
(a) Amounts represent the change in accumulated other comprehensive loss as a result of the amortization of actuarial losses (gains) arising during each year related to the Company’s pension and other post-retirement plans. See Note 10, "Pension and Post-retirement Benefits," for further information on the Company’s pension and other post-retirement plans.
(b) Amounts presented are net of tax expense of nil for each of the years ended June 30, 2022 and 2021, respectively.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(DEBTOR-IN-POSSESSION)
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
The Company's management evaluates segment profit for each of the Company's reportable segments. The Company allocates corporate expenses to each reportable segment to arrive at segment profit, and these expenses are included in the internal measure of segment operating performance. The Company defines segment profit as income from continuing operations before interest, taxes, depreciation, amortization, stock-based compensation expense, gains/losses on foreign currency fluctuations, gains/losses on the early extinguishment of debt, miscellaneous expenses and reorganization items, net. Segment profit also excludes the impact of certain items that are not directly attributable to the reportable segments' underlying operating performance. Such items are shown below in the table reconciling segment profit to consolidated income from continuing operations before income taxes. The Company does not have any material inter-segment sales.
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
(DEBTOR-IN-POSSESSION)
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)
(Unaudited)

The following table is a comparative summary of the Company’s net sales and segment profit for Revlon and Products Corporation by reportable segment for the periods presented.

Revlon, Inc.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Segment Net Sales:
Revlon	$186.2	$186.8	$368.3	$348.8
Elizabeth Arden	112.1	124.7	227.0	236.9
Portfolio	86.2	98.7	185.4	194.7
Fragrances	58.1	87.2	141.5	162.0
Total	$442.6	$497.4	$922.2	$942.4

Segment Profit:
Revlon	$24.7	$21.2	$48.3	$29.2
Elizabeth Arden	18.0	11.6	23.9	20.8
Portfolio	4.9	11.1	22.2	24.2
Fragrances	4.2	20.0	15.8	27.9
Total	$51.8	$63.9	$110.2	$102.1

Reconciliation:
Total Segment Profit	$51.8	$63.9	$110.2	$102.1
Less:
Depreciation and amortization	26.8	32.3	54.4	65.6
Non-cash stock compensation expense	6.3	3.4	8.1	6.5
Non-Operating items:
Restructuring and related charges	21.0	9.9	25.0	17.2
Acquisition, integration and divestiture costs	0.3	0.6	0.5	1.2
Gain on divested assets	—	(1.8)	—	(1.8)
Financial control remediation and sustainability actions and related charges	—	0.2	—	0.4
COVID-19 charges	—	—	—	6.2
Capital structure and related charges	2.6	4.8	3.7	5.0
Impairment charges	24.3	—	24.3	—
Operating income (loss)	(29.5)	14.5	(5.8)	1.8
Less:
Interest Expense	57.5	61.9	119.6	120.8
Amortization of debt issuance costs	11.8	13.3	20.9	22.0
Foreign currency losses (gains), net	14.2	(1.7)	22.0	1.6
Miscellaneous, net	4.8	1.5	6.7	2.7
Reorganization items, net	158.3	—	158.3	$—
Loss from operations before income taxes	$(276.1)	$(60.5)	$(333.3)	$(145.3)

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(DEBTOR-IN-POSSESSION)
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)
(Unaudited)

Products Corporation

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Segment Net Sales:
Revlon	$186.2	$186.8	$368.3	$348.8
Elizabeth Arden	112.1	124.7	227.0	236.9
Portfolio	86.2	98.7	185.4	194.7
Fragrances	58.1	87.2	141.5	162.0
Total	$442.6	$497.4	$922.2	$942.4

Segment Profit:
Revlon	$25.5	$21.8	$49.9	$30.2
Elizabeth Arden	18.5	11.9	24.9	21.4
Portfolio	5.3	11.6	23.0	24.8
Fragrances	4.5	20.3	16.5	28.4
Total	$53.8	$65.6	$114.3	$104.8

Reconciliation:
Total Segment Profit	$53.8	$65.6	$114.3	$104.8
Less:
Depreciation and amortization	26.8	32.3	54.4	65.6
Non-cash stock compensation expense	6.3	3.4	8.1	6.5
Non-Operating items:
Restructuring and related charges	21.0	9.9	25.0	17.2
Acquisition, integration and divestiture costs	0.3	0.6	0.5	1.2
Gain on divested assets	—	(1.8)	—	(1.8)
Financial control remediation and sustainability actions and related charges	—	0.2	—	0.4
COVID-19 charges	—	—	—	6.2
Capital structure and related charges	2.6	4.8	3.7	5.0
Impairment charge	24.3	—	24.3	—
Operating income (loss)	(27.5)	16.2	(1.7)	4.5
Less:
Interest Expense	57.5	61.9	119.6	120.8
Amortization of debt issuance costs	11.8	13.3	20.9	22.0
Foreign currency losses (gains), net	14.2	(1.7)	22.0	1.6
Miscellaneous, net	4.8	1.5	10.1	2.7
Reorganization items, net	158.3	—	158.3	—
Loss from operations before income taxes	$(274.1)	$(58.8)	$(332.6)	$(142.6)

As of June 30, 2022, the Company had operations established in approximately 25 countries outside of the U.S. and its products are sold throughout the world. Generally, net sales by geographic area are presented by attributing revenues from external customers on the basis of where the products are sold.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(DEBTOR-IN-POSSESSION)
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)
(Unaudited)

The following tables present the Company's segment net sales by geography and total net sales by classes of similar products for the periods presented:

	Three Months Ended June 30, 2022					Six Months Ended June 30, 2022
	Revlon	Elizabeth Arden	Portfolio	Fragrances	Total	Revlon	Elizabeth Arden	Portfolio	Fragrances	Total
Geographic Area:
Net Sales
North America	$101.0	$14.4	$54.0	$30.9	$200.3	$202.6	$40.4	$118.7	$83.6	$445.3
EMEA*	42.6	34.0	23.8	18.9	119.3	86.5	61.3	50.7	38.1	236.6
Asia	9.9	59.0	0.8	4.5	74.2	17.6	115.1	1.5	10.7	144.9
Latin America*	16.4	1.1	4.3	1.9	23.7	28.3	2.5	7.9	4.7	43.4
Pacific*	16.3	3.6	3.3	1.9	25.1	33.3	7.7	6.6	4.4	52.0
	$186.2	$112.1	$86.2	$58.1	$442.6	$368.3	$227.0	$185.4	$141.5	$922.2

	Three Months Ended June 30, 2021					Six Months Ended June 30, 2021
	Revlon	Elizabeth Arden	Portfolio	Fragrances	Total	Revlon	Elizabeth Arden	Portfolio	Fragrances	Total
Geographic Area:
Net Sales
North America	$99.5	$20.2	$63.2	$61.0	$243.9	$182.5	$48.6	$126.7	$112.3	$470.1
EMEA*	44.0	29.5	27.0	17.9	118.4	81.6	55.5	51.9	33.5	222.5
Asia	11.6	68.2	1.2	3.9	84.9	22.6	119.8	1.9	6.9	151.2
Latin America*	15.1	2.0	4.3	2.2	23.6	26.5	3.3	7.4	4.5	41.7
Pacific*	16.6	4.8	3.0	2.2	26.6	35.6	9.7	6.8	4.8	56.9
	$186.8	$124.7	$98.7	$87.2	$497.4	$348.8	$236.9	$194.7	$162.0	$942.4
* The EMEA region includes Europe, the Middle East and Africa; the Latin America region includes Mexico, Central America and South America; and the Pacific region includes Australia and New Zealand.

	Three Months Ended June 30,				Six Months Ended June 30,
	2022		2021		2022		2021
Classes of similar products:
Net sales:
Color cosmetics	$125.5	28%	$130.3	26%	$260.2	28%	$243.7	26%
Fragrance	98.7	22%	127.9	26%	216.4	23%	235.3	25%
Hair care	111.3	25%	117.7	24%	227.6	25%	227.4	24%
Beauty care	39.5	9%	41.4	8%	79.7	9%	79.2	8%
Skin care	67.6	16%	80.1	16%	138.3	15%	156.8	17%
	$442.6		$497.4		$922.2		$942.4

The following table presents the Company's long-lived assets by geographic area:

	June 30, 2022		December 31, 2021
Long-lived assets, net:
United States	$1,072.9	84%	$1,134.3	84%
International	197.8	16%	215.8	16%
	$1,270.7		$1,350.1

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(DEBTOR-IN-POSSESSION)
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)
(Unaudited)

15. REVLON, INC. BASIC AND DILUTED EARNINGS (LOSS) PER COMMON SHARE
Following are the components of Revlon's basic and diluted loss per common share for the periods presented:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Numerator:
Net loss	$(275.6)	$(67.7)	$(342.6)	$(163.7)
Denominator:
Weighted-average common shares outstanding – Basic	55,071,206	54,015,794	54,669,069	53,835,622
Effect of dilutive restricted stock and RSUs	—	—	—	—
Weighted-average common shares outstanding – Diluted	55,071,206	54,015,794	54,669,069	53,835,622
Basic and Diluted loss per common share:
Net loss per common share	$(5.00)	$(1.25)	$(6.27)	$(3.04)

Unvested restricted stock and RSUs under the Stock Plan(a)	5,551	667,978	25,457	504,499
(a) These are outstanding common stock equivalents that were not included in the computation of Revlon's diluted earnings per common share because their inclusion would have had an anti-dilutive effect.

16. CONTINGENCIES

Citibank Litigation

In the matter captioned In re Citibank August 11, 2020 Wire Transfers, No. 20-cv-06539-JMF (S.D.N.Y. Feb. 16, 2021) (the “Citi Decision”), the United States District Court for the Southern District of New York held that certain wire transfers mistakenly paid by Citibank, N.A. (“Citi”) from its own funds on August 11, 2020 to holders of term loans issued to Revlon under a Term Credit Agreement dated as of September 7, 2016 (as amended, the “2016 Facility”) were final and complete transactions not subject to revocation. The wire payments at issue were made to all lenders under the 2016 Facility in amounts equaling the principal and interest outstanding on the loans at that time. Certain lenders that received the payments returned the funds soon after the mistaken transfer, but holders of approximately $504 million did not, and as a result of the Citi Decision those lenders are entitled to keep the funds in discharge of their debt, subject to appeal of the Citi Decision.

Citi has appealed the Citi Decision. Citi has also asserted subrogation rights, but, as yet, there has been no determination of those rights (if any) under the 2016 Facility and Revlon has not taken a position on this issue. In these circumstances, prior to the Petition Date, the Company continued to make the scheduled payments under the 2016 Facility as if the full amount of the 2016 Facility remained outstanding. Following the Petition Date, the Company's payments under the 2016 Facility are automatically stayed as a result of the Bankruptcy Petitions.

Other

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

On June 15, 2022, the Company and certain of its subsidiaries filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in Bankruptcy Court. As a result of such bankruptcy filings, substantially all proceedings pending against the Debtors have been stayed.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(DEBTOR-IN-POSSESSION)
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
The Company participates in MacAndrews & Forbes' directors and officers liability insurance program (the "D&O Insurance Program"), as well as its other insurance coverages, such as property damage, business interruption, liability and other coverages, which cover the Company, as well as MacAndrews & Forbes and its subsidiaries. The limits of coverage for certain of the policies are available on an aggregate basis for losses to any or all of the participating companies and their respective directors and officers. The Company reimburses MacAndrews & Forbes from time-to-time for their allocable portion of the premiums for such coverage or the Company pays the insurers directly, which premiums the Company believes are more favorable than the premiums that the Company would pay were it to secure stand-alone coverage. Any amounts paid by the Company directly to MacAndrews & Forbes in respect of premiums are included in the amounts paid under the Reimbursement Agreements. To ensure the availability of directors and officers liability insurance coverage through January 2023, the Company and MacAndrews & Forbes agreed to collectively make payments under MacAndrews & Forbes’ D&O Insurance Program. During 2021, the Company made a payment of approximately $1.3 million in respect of its participation in the D&O Insurance Program. During the three and six months ended June 30, 2022, the Company made no payment in respect of its participation in the D&O Insurance Program. As of June 30, 2022, the Company has no balance outstanding in respect of its participation in the D&O Insurance Program.
The net activity related to services purchased under the Transfer and Reimbursement Agreements during the six months ended June 30, 2022 and 2021 was less than $0.1 million income and $0.1 million income, respectively. As of June 30, 2022 and December 31, 2021, a receivable balance of less than $0.1 million, and a receivable balance of $0.1 million, from, MacAndrews & Forbes, respectively, was included in the Company's Unaudited Consolidated Balance Sheet for transactions subject to the Transfer and Reimbursement Agreements.

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(DEBTOR-IN-POSSESSION)
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

As of June 30, 2022, MacAndrews & Forbes beneficially owned approximately 85.2% of Revlon's Class A Common Stock, which at such date was Revlon's only class of capital stock outstanding. As a result, MacAndrews & Forbes is able to elect Revlon’s entire Board of Directors and control the vote on all matters submitted to a vote of Revlon's stockholders. MacAndrews & Forbes is beneficially owned by Ronald O. Perelman. Mr. Perelman is Chairman of Revlon’s and Products Corporation's Board of Directors.

Other

Certain of Products Corporation’s debt obligations, including the DIP Facilities, the 2016 Credit Agreements and Products Corporation's 6.25% Senior Notes, have been, and may in the future be, supported by, among other things, guarantees from some or all of Products Corporation's subsidiaries (subject to certain limited exceptions) and, for the DIP Facilities and the 2016 Credit Agreements, guarantees from Revlon. The obligations under such guarantees (other than in respect of Products Corporation's 6.25% Senior Notes) are secured by, among other things, all of the capital stock of Products Corporation and substantially all of the assets of the applicable obligors (subject to certain limited exceptions).

During the six months ended June 30, 2022 and 2021, the Company engaged several companies in which MacAndrews & Forbes had a controlling interest to provide the Company with various ordinary course business services. These services included processing $5.6 million of coupon redemptions for the Company's retail customers for each of the six months ended June 30, 2022 and 2021, for which the Company incurred fees of $0.1 million and $0.2 million for the six months ended June 30, 2022 and 2021, respectively, and other similar advertising, coupon redemption and raw material supply services, for which the Company had net payables aggregating to less than $0.1 million and $0.5 million as of June 30, 2022 and December 31, 2021. As of June 30, 2022 and December 31, 2021, payable balances of approximately $3.4 million and $4.2 million, respectively, were included in the Company's Consolidated Balance Sheet for the aforementioned coupon redemption services. The Company believes that its engagement of each of these affiliates was on arm's length terms, taking into account each firm's expertise in its respective field, and that the fees paid or received were at least as favorable as those available from unaffiliated parties.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(DEBTOR-IN-POSSESSION)
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)
(Unaudited)

On May 4, 2022, the Company and Mr. Beattie entered into Amendment No. 3 to his Amended and Restated Consulting Agreement, dated as of March 11, 2020 and amended from time to time, pursuant to which he agreed to continue to provide advisory services to the Company until April 1, 2023 (as amended through May 4, 2022, the "Beattie Consulting Agreement"). As compensation for Mr. Beattie’s advisory services, the Company agreed to grant him restricted stock units with an intended value of approximately $250,000, which would vest in installments during the period of his services.

On June 12, 2022, Mr. Beattie and the Company entered into a mutual agreement to terminate the Beattie Consulting Agreement (the "Mutual Termination Letter"). Pursuant to the terms of the Mutual Termination Letter, the Beattie Consulting Agreement was terminated and all unvested restricted stock units of the Company granted to Mr. Beattie pursuant to the Beattie Consulting Agreement were forfeited as of the date thereof for no consideration. Following the Mutual Termination Letter, Mr. Beattie remains a member of the Board of Directors of Revlon, Inc., but he is no longer obligated to provide separate advisory services pursuant to, and will not receive further compensation under, the Beattie Consulting Agreement.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(DEBTOR-IN-POSSESSION)
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

The following Condensed Consolidating Financial Statements present the financial information as of June 30, 2022 and December 31, 2021, and for each of the six months June 30, 2022 and 2021 for: (i) Products Corporation on a stand-alone basis; (ii) the Guarantor Subsidiaries on a stand-alone basis; (iii) the subsidiaries of Products Corporation that did not guarantee and do not guarantee Products Corporation's 6.25% Senior Notes (the "Non-Guarantor Subsidiaries") on a stand-alone basis; and; (iv) Products Corporation, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries on a consolidated basis. The Condensed Consolidating Financial Statements are presented on the equity method, under which the investments in subsidiaries are recorded at cost and adjusted to the applicable share of the subsidiary's cumulative results of operations, capital contributions, distributions and other equity changes. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions.

Products Corporation and Subsidiaries Condensed Consolidating Balance Sheets
As of June 30, 2022
	Products Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

ASSETS
Cash and cash equivalents	$15.6	$217.6	$79.3	$—	$312.5
Trade receivables, less allowances for doubtful accounts	65.5	67.3	152.5	—	285.3
Inventories, net	142.4	134.2	183.1	—	459.7
Prepaid expenses and other	241.2	27.8	47.2	—	316.2
Intercompany receivables	3,111.9	4,937.1	694.3	(8,743.3)	—
Investment in subsidiaries	1,216.0	(166.9)	—	(1,049.1)	—
Property, plant and equipment, net	145.3	44.3	77.4	—	267.0
Deferred income taxes	—	2.7	48.8	—	51.5
Goodwill	404.8	35.2	121.9	—	561.9
Intangible assets, net	1.1	160.3	185.3	—	346.7
Other assets	60.5	9.4	153.3	(128.1)	95.1
Total assets	$5,404.3	$5,469.0	$1,743.1	$(9,920.5)	$2,695.9
LIABILITIES AND STOCKHOLDER’S DEFICIENCY
Short-term borrowings	$—	$—	$2.3	$—	$2.3
Current portion of long-term debt	592.9	—	0.1	—	593.0
Accounts payable	1.7	0.2	78.7	—	80.6
Accrued expenses and other	104.8	20.6	168.7	—	294.1
Intercompany payables	354.0	855.7	387.4	(1,597.1)	—
Long-term debt	—	—	—	—	—
Other long-term liabilities	123.2	80.0	24.3	—	227.5
Liabilities subject to compromise	6,439.0	3,983.1	531.7	(7,268.1)	3,685.7
Total liabilities	7,615.6	4,939.6	1,193.2	(8,865.2)	4,883.2
Stockholder’s (deficiency) equity	(2,211.3)	529.4	549.9	(1,055.3)	(2,187.3)
Total liabilities and stockholder’s (deficiency) equity	$5,404.3	$5,469.0	$1,743.1	$(9,920.5)	$2,695.9

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(DEBTOR-IN-POSSESSION)
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
(DEBTOR-IN-POSSESSION)
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)
(Unaudited)

Products Corporation and Subsidiaries Condensed Consolidating Statement of Operations and Comprehensive (Loss) Income
Three Months Ended June 30, 2022
	Products Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Sales	$111.7	$93.9	$237.0	$—	$442.6
Cost of sales	56.3	44.2	90.9	—	191.4
Gross profit	55.4	49.7	146.1	—	251.2
Selling, general and administrative expenses	94.2	52.5	104.3	—	251.0
Acquisition and integration costs	0.2	—	0.1	—	0.3
Restructuring charges and other, net	2.4	0.1	0.6	—	3.1
Impairment charges	18.3	1.5	4.5	—	24.3
(Gain) loss on divested assets	—	—	—	—	—
Operating (loss) income	(59.7)	(4.4)	36.6	—	(27.5)
Other (income) expense:
Intercompany interest, net	(1.3)	0.4	0.9	—	—
Interest expense, net	53.6	—	3.9	—	57.5
Amortization of debt issuance costs	11.8	—	—	—	11.8
Foreign currency losses (gains), net	1.4	0.2	12.6	—	14.2
Miscellaneous, net	27.5	63.5	(86.2)	—	4.8
Reorganization items, net	154.0	4.3	—	—	158.3
Other expense (income), net	247.0	68.4	(68.8)	—	246.6
(Loss) income from continuing operations before income taxes	(306.7)	(72.8)	105.4	—	(274.1)
(Benefit from) provision for income taxes	—	(0.9)	0.5	—	(0.4)
(Loss) income from continuing operations, net of taxes	(306.7)	(71.9)	104.9	—	(273.7)
Equity in income (loss) of subsidiaries	106.9	(7.5)	—	(99.4)	—
Net (loss) income	$(199.8)	$(79.4)	$104.9	$(99.4)	$(273.7)
Other comprehensive income (loss)	(0.3)	10.0	(1.9)	(8.0)	(0.2)
Total comprehensive (loss) income	$(200.1)	$(69.4)	$103.0	$(107.4)	$(273.9)

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(DEBTOR-IN-POSSESSION)
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)
(Unaudited)

Products Corporation and Subsidiaries Condensed Consolidating Statement of Operations and Comprehensive (Loss) Income
Three Months Ended June 30, 2021
	Products Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Sales	$112.4	$131.2	$253.8	$—	$497.4
Cost of sales	51.1	54.4	90.8	—	196.3
Gross profit	61.3	76.8	163.0	—	301.1
Selling, general and administrative expenses	90.6	60.6	126.5	—	277.7
Acquisition and integration costs	0.6	—	—	—	0.6
Restructuring charges and other, net	5.6	0.7	2.1	—	8.4
Impairment charges	—	—	—	—	—
Gain on divested assets	(1.8)	—	—	—	(1.8)
Operating (loss) income	(33.7)	15.5	34.4	—	16.2
Other (income) expense:
Intercompany interest, net	(0.5)	0.6	(0.1)	—	—
Interest expense	61.9	—	—	—	61.9
Amortization of debt issuance costs	13.3	—	—	—	13.3
Foreign currency losses (gains), net	0.4	0.8	(2.9)	—	(1.7)
Miscellaneous, net	22.2	(14.5)	(6.2)	—	1.5
Other expense (income), net	97.3	(13.1)	(9.2)	—	75.0
(Loss) income from continuing operations before income taxes	(131.0)	28.6	43.6	—	(58.8)
(Benefit from) provision for income taxes	(0.7)	1.5	6.5	—	7.3
Loss (income) from continuing operations, net of taxes	(130.3)	27.1	37.1	—	(66.1)
Equity in income (loss) of subsidiaries	66.7	3.7	—	(70.4)	—
Net (loss) income	$(63.6)	$30.8	$37.1	$(70.4)	$(66.1)
Other comprehensive income (loss)	2.8	(2.9)	(0.3)	3.4	3.0
Total comprehensive (loss) income	$(60.8)	$27.9	$36.8	$(67.0)	$(63.1)

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(DEBTOR-IN-POSSESSION)
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)
(Unaudited)

Products Corporation and Subsidiaries Condensed Consolidating Statement of Operations and Comprehensive (Loss) Income
Six Months Ended June 30, 2022
	Products Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Sales	$224.3	$216.2	$481.7	$—	$922.2
Cost of sales	111.6	98.0	178.7	—	388.3
Gross profit	112.7	118.2	303.0	—	533.9
Selling, general and administrative expenses	193.8	102.4	209.6	—	505.8
Acquisition, integration and divestiture costs	0.4	—	0.1	—	0.5
Restructuring charges and other, net	4.0	0.2	0.8	—	5.0
Impairment charges	18.3	1.5	4.5	—	24.3
(Gain) loss on divested assets	—	—	—	—	—
Operating (loss) income	(103.8)	14.1	88.0	—	(1.7)
Other (income) expense:
Intercompany interest, net	(2.7)	1.0	1.7	—	—
Interest expense	113.8	—	5.8	—	119.6
Amortization of debt issuance costs	20.9	—	—	—	20.9
Foreign currency losses, net	9.6	0.3	12.1	—	22.0
Miscellaneous, net	41.7	(23.3)	(8.3)	—	10.1
Reorganization items, net	154.0	4.3	—	—	158.3
Other expense (income), net	337.3	(17.7)	11.3	—	330.9
(Loss) income from operations before income taxes	(441.1)	31.8	76.7	—	(332.6)
Provision for (benefit from) for income taxes	—	4.9	4.4	—	9.3
(Loss) income from operations, net of taxes	(441.1)	26.9	72.3	—	(341.9)
Equity in income (loss) of subsidiaries	106.9	(7.5)	—	(99.4)	—
Net (loss) income	$(334.2)	$19.4	$72.3	$(99.4)	$(341.9)
Other comprehensive (loss) income	3.7	20.9	1.7	(22.6)	3.7
Total comprehensive (loss) income	$(330.5)	$40.3	$74.0	$(122.0)	$(338.2)

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(DEBTOR-IN-POSSESSION)
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)
(Unaudited)

Products Corporation and Subsidiaries Condensed Consolidating Statement of Operations and Comprehensive (Loss) Income
Six Months Ended June 30, 2021
	Products Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Sales	$208.5	$249.4	$484.5	$—	$942.4
Cost of sales	98.7	110.4	178.4	—	387.5
Gross profit	109.8	139.0	306.1	—	554.9
Selling, general and administrative expenses	188.8	113.0	235.4	—	537.2
Acquisition, integration and divestiture costs	1.1	—	0.1	—	1.2
Restructuring charges and other, net	6.8	2.2	4.8	—	13.8
Impairment charges	—	—	—	—	—
Loss on divested assets	(1.8)	—	—	—	(1.8)
Operating (loss) income	(85.1)	23.8	65.8	—	4.5
Other (income) expenses:
Intercompany interest, net	(0.8)	1.2	(0.4)	—	—
Interest expense	119.7	—	1.1	—	120.8
Amortization of debt issuance costs	22.0	—	—	—	22.0
Foreign currency losses, net	(0.2)	(0.9)	2.7	—	1.6
Miscellaneous, net	36.7	(11.8)	(22.2)	—	2.7
Other expense (income), net	177.4	(11.5)	(18.8)	—	147.1
Loss from operations before income taxes	(262.5)	35.3	84.6	—	(142.6)
Provision for (benefit from) income taxes	—	1.4	17.0	—	18.4
(Loss) income from operations, net of taxes	(262.5)	33.9	67.6	—	(161.0)
Equity in (loss) income of subsidiaries	110.0	9.7	—	(119.7)	—
Net (loss) income	$(152.5)	$43.6	$67.6	$(119.7)	$(161.0)
Other comprehensive (loss) income	1.6	4.2	2.5	(6.7)	1.6
Total comprehensive (loss) income	$(150.9)	$47.8	$70.1	$(126.4)	$(159.4)

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(DEBTOR-IN-POSSESSION)
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)
(Unaudited)

Products Corporation and Subsidiaries Condensed Consolidating Statements of Cash Flows
Six Months Ended June 30, 2022
	Products Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash (used in) provided by operating activities	$(331.0)	$178.3	$108.2	$—	$(44.5)
CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash (used in) provided by investing activities	(2.5)	(0.4)	(1.6)	—	(4.5)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in short-term borrowings and overdraft	(1.1)	(0.8)	1.6	—	(0.3)
Borrowings on term loans	—	—	—	—	—
Repayments on term loans	(13.6)	—	(75.0)	—	(88.6)
Net (repayments) borrowings under the revolving credit facilities	(0.6)	—	—	—	(0.6)
Borrowings on DIP Term Loan Facility	375.0				375.0
Repayments on Tranche A DIP ABL Facility	(21.2)				(21.2)
Payment of financing costs	(16.8)	—	—	—	(16.8)
Tax withholdings related to net share settlements of restricted stock and RSUs	(3.3)	—	—	—	(3.3)
Other financing activities	—	—	—	—	—
Net cash provided by (used in) financing activities	318.4	(0.8)	(73.4)	—	244.2
Effect of exchange rate changes on cash, cash equivalents and restricted cash	26.6	38.4	(67.6)	—	(2.6)
Net increase (decrease) in cash, cash equivalents and restricted cash	11.5	215.5	(34.4)	—	192.6
Cash, cash equivalents and restricted cash at beginning of period	$4.0	$2.1	$114.8	$—	$120.9
Cash, cash equivalents and restricted cash at end of period	$15.5	$217.6	$80.4	$—	$313.5

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(DEBTOR-IN-POSSESSION)
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)
(Unaudited)

Products Corporation and Subsidiaries Condensed Consolidating Statements of Cash Flows
Six Months Ended June 30, 2021
	Products Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash (used in) provided by operating activities	$(38.3)	$(41.2)	$40.2	$—	$(39.3)
CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash (used in) provided by investing activities	(0.6)	0.2	(0.4)	—	(0.8)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in short-term borrowings and overdraft	(0.2)	(4.6)	(1.9)	—	(6.7)
Borrowings on term loans	305.0	—	—	—	305.0
Repayments on Term Loans	(176.1)	—	—	—	(176.1)
Net (repayments) borrowings under the revolving credit facilities	(36.8)	—	—	—	(36.8)
Borrowings on DIP Term Loan Facility	—	—	—	—	—
Repayments on Tranche A DIP ABL Facility	—	—	—	—	—
Payments of financing costs	(15.8)	—	—	—	(15.8)
Tax withholdings related to net share settlements of restricted stock and RSUs	(2.4)	—	—	—	(2.4)
Other financing activities	(0.2)	—	—	—	(0.2)
Net cash provided by (used in) financing activities	73.5	(4.6)	(1.9)	—	67.0
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(18.0)	47.7	(30.7)	—	(1.0)
Net increase (decrease) in cash, cash equivalents and restricted cash	16.6	2.1	7.2	—	25.9
Cash, cash equivalents and restricted cash at beginning of period	$6.5	$7.8	$88.2	$—	$102.5
Cash, cash equivalents and restricted cash at end of period	$23.1	$9.9	$95.4	$—	$128.4

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(DEBTOR-IN-POSSESSION)
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)
(Unaudited)

19. LIABILITIES SUBJECT TO COMPROMISE

As discussed in Note 1. "Description of Business and Summary of Significant Accounting Policies", since the Petition Date, the Company has been operating as debtors in possession under the jurisdiction of the Bankruptcy Court and in accordance with provisions of the Bankruptcy Code. On the accompanying Consolidated Balance Sheets, the caption “Liabilities subject to compromise” reflects the expected allowed amount of the pre-petition claims that are not fully secured and that have at least a possibility of not being repaid at the full claim amount. Liabilities subject to compromise at June 30, 2022 consisted of the following:

June 30,
2022
Accounts payable	$169.3
Accrued expenses	173.8
Other liabilities	56.5
Debt subject to compromise	3,267.7
Total liabilities subject to compromise	$3,667.3

The Company will continue to evaluate the amount and classification of its pre-petition liabilities. Any additional liabilities that are subject to compromise will be recognized accordingly, and the aggregate amount of liabilities subject to compromise may change.

20. REORGANIZATION ITEMS, NET

Reorganization items incurred as a result of the Chapter 11 Cases are presented separately in the accompanying statements of operations for the three and six months ended June 30, 2022 and were as follows:

Three and Six Months Ended
June 30, 2022
Write off of deferred financing costs and discount on debt subject to compromise	$124.8
DIP Facilities financing costs	14.8
Professional fees	14.4
Impact of lease rejections	4.3
Reorganization items, net	$158.3

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(DEBTOR-IN-POSSESSION)
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)
(Unaudited)

21. CONDENSED CONSOLIDATION DEBTOR-IN-POSSESSION FINANCIAL INFORMATION

The financial statements below represent the condensed combined financial statements of the Debtors as of June 30, 2022 and December 31, 2021 and for the three and six months ended June 30, 2022 and 2021.

REVLON, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
CONSOLIDATED BALANCE SHEETS
(dollars in millions, except share and per share amounts)
(Unaudited)

	June 30, 2022	December 31, 2021

ASSETS
Current assets:
Cash and cash equivalents	$241.6	$17.9
Trade receivables (net of allowance for doubtful accounts of $0.7 and $2.3, respectively)	151.7	258.7
Trade receivables from non-debtor subsidiaries	410.3	400.4
Inventories, net	282.3	261.8
Prepaid expenses and other assets	89.5	74.5
Total current assets	1,175.4	1,013.3
Property, plant and equipment (net of accumulated depreciation of $431.7 and $426.0, respectively)	197.6	219.4
Deferred income taxes	2.9	17.5
Goodwill	540.0	540.0
Intangible assets (net of accumulated amortization and impairment of $309.7 and $274.4, respectively)	285.9	320.8
Investment in subsidiaries	877.7	874.5
Due from affiliates	261.5	249.8
Other assets	75.0	74.8
Total assets	$3,416.0	$3,310.1

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities:
Short-term borrowings	$—	$—
Current portion of long-term debt	592.8	137.1
Accounts payable	2.3	134.7
Accounts payable to non-debtors	78.8	234.5
Accrued expenses and other current liabilities	135.8	267.1
Total current liabilities	$809.7	$773.4
Long-term debt	—	3,234.2
Long-term pension and other post-retirement plan liabilities	135.3	141.3
Other long-term liabilities	199.9	337.9
Liabilities subject to compromise	3,874.9	—
Total liabilities	5,019.8	4,486.8
Stockholder’s (deficiency) equity	(1,603.8)	(1,176.7)
Total liabilities and stockholders’ deficiency	$3,416.0	$3,310.1

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(DEBTOR-IN-POSSESSION)
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)
(Unaudited)

REVLON, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(dollars in millions, except share and per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Net sales	$226.7	$269.9	$494.3	$514.1
Cost of sales	110.3	116.3	233.6	232.0
Gross profit	116.4	153.6	260.7	282.1
Selling, general and administrative expenses	161.0	165.2	324.9	330.3
Acquisition, integration and divestiture costs	0.3	0.6	0.4	1.2
Restructuring charges and other, net	2.5	6.5	4.3	9.9
Impairment charges	20.5	—	20.5	—
Operating income (loss)	(67.9)	(18.7)	(89.4)	(59.3)
Other expenses:
Interest expense, net	52.7	62.1	112.1	120.1
Amortization of debt issuance costs	8.2	13.3	16.8	21.3
Foreign currency losses, net	0.9	0.5	9.4	(2.7)
Miscellaneous, net	5.2	1.5	7.3	2.8
Reorganization items, net	158.3	—	158.3	—
Equity in net loss of subsidiary	(20.8)	(10.4)	(23.1)	(13.3)
Other expenses	204.5	67.0	280.8	128.2
Loss from operations before income taxes	(272.4)	(85.7)	(370.2)	(187.5)
Provision for income taxes	6.4	2.2	12.9	2.2
Net loss	$(278.8)	$(87.9)	$(383.1)	$(189.7)
Other comprehensive income, net	0.2	3.5	0.2	(0.4)
Total comprehensive loss	$(278.6)	$(84.4)	$(382.9)	$(190.1)

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(DEBTOR-IN-POSSESSION)
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)
(Unaudited)

REVLON, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in millions)
(Unaudited)

	Six Months Ended June 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash used in operating activities	(90.2)	(46.7)
CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash used in investing activities	(2.9)	(2.1)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in short-term borrowings and overdraft	(2.0)	(5.0)
Borrowings on term loans	—	230.0
Repayments on term loans	(13.6)	(117.2)
Net (repayments) borrowings under the revolving credit facilities	(0.6)	(36.8)
Borrowings on DIP Term Loan Facility	375.0	—
Repayments on Tranche A DIP ABL Facility	(21.2)	—
Payment of financing costs	(16.8)	(14.0)
Tax withholdings related to net share settlements of restricted stock and RSUs	(3.3)	(2.4)
Other financing activities	—	(0.2)
Net cash provided by financing activities	317.5	54.4
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(0.3)	—
Net increase in cash, cash equivalents and restricted cash	224.1	5.6
Cash, cash equivalents and restricted cash at beginning of period	17.9	10.8
Cash, cash equivalents and restricted cash at end of period (a)	$242.0	$16.4
(a)These amounts include restricted cash of $0.4 million and nil as of June 30, 2022 and 2021, respectively. The balance is included within prepaid expenses and other current assets and other assets in the Company's Consolidated Balance Sheets as of June 30, 2022.

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

Recent Developments

Public Equity Offering

On April 25, 2022, we entered into an equity distribution agreement with Jefferies LLC, as sales agent (“Jefferies”), pursuant to which we may, from time to time, offer and sell shares of our common stock having an aggregate offering price of up to $25 million through Jefferies (the “ATM Program”). We filed a prospectus supplement with the Securities and Exchange Commission in connection with the ATM Program on April 25, 2022. As of June 30, 2022, we have not made any sales under the ATM Program.

Voluntary Reorganization under Chapter 11

On June 15, 2022 (the “Petition Date”), the Company and certain of its subsidiaries, including Revlon Consumer Products Corporation (“Products Corporation”) (collectively, the “Filing Subsidiaries” and, together with the Company, the “Debtors”), filed voluntary petitions (the “Bankruptcy Petitions”) for reorganization under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York (such court, the “Bankruptcy Court” and such cases, the “Chapter 11 Cases”). On June 16, 2022, the Bankruptcy Court entered an order authorizing the joint administration of the Chapter 11 Cases under the caption In re Revlon Inc, Case No. 22-10760. The Debtors will continue to operate their businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. To ensure their ability to continue operating in the ordinary course of business, the Debtors sought from the Bankruptcy Court a variety of “first-day” relief and “second-day” relief, including authority to obtain debtor-in-possession financing, pay employee wages and benefits, pay vendors and suppliers in the ordinary course for all goods and services provided after the Petition Date and pay fees of professionals involved in the Chapter 11 Cases. As of August 2, 2022, all "first-day" and "second-day" relief has been granted by the Bankruptcy Court on a final basis.

The Chapter 11 process can be unpredictable and involves significant risks and uncertainties. As a result of these risks and uncertainties, the amount and composition of the Company’s assets and liabilities could be significantly different following the outcome of the Chapter 11 cases, and the description of the Company’s operations, properties and liquidity and capital resources included in this Quarterly Report may not accurately reflect its operations, properties and liquidity and capital resources following the Chapter 11 process. For additional information regarding such risks, see Part II-Item 1A-Risk Factors of this Quarterly Report on Form 10-Q.

The Debtors have received final approval from the Bankruptcy Court to maintain business-as-usual operations and uphold their respective commitments to their stakeholders, including employees, customers, and vendors, during the restructuring process, subject to the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code. While the Chapter 11 Cases are pending, the Debtors do not anticipate making interest payments due under the majority of their debt instruments; however, the Debtors expect to pay interest payments in full as they come due under the DIP Facilities and certain other senior secured debt instruments.

In addition, prior to the commencement of the Chapter 11 Cases, the Company secured commitments to enter into (i) a superpriority senior secured debtor-in-possession asset-based loan facility (the “DIP ABL Facility”), in the maximum aggregate principal amount of $400 million, with certain financial institutions party thereto as lenders and MidCap Funding IV Trust, as administrative agent and collateral agent, (ii) a superpriority senior secured debtor-in-possession term loan facility (the “DIP Term Loan Facility”), in the aggregate principal amount of $575 million, with certain financial institutions party thereto as lenders and Jefferies Finance, LLC, as administrative agent and collateral agent, and (iii) a superpriority junior secured debtor-in-possession intercompany credit facility (the “Intercompany DIP Facility” and, together with the DIP ABL Facility and the DIP Term Loan Facility, the “DIP Facilities”) with the Debtors that are BrandCos (as defined in the BrandCo Credit Agreement referred to herein) (the “BrandCos”).

REVLON, INC AND SUBSIDIARIES
COMBINED MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)
NYSE Delisting Proceedings

As previously disclosed, on June 16, 2022, the Company received a letter from the staff of NYSE Regulation, Inc. (“NYSE Regulation”) that it had determined to commence proceedings to delist the Class A Common Stock of the Company from the New York Stock Exchange (“NYSE”). NYSE Regulation reached its decision that the Company is no longer suitable for listing pursuant to NYSE Listed Company Manual Section 802.01D after the Company’s disclosure on June 16, 2022 that it commenced the Chapter 11 Cases, on June 15, 2022. The Company appealed the NYSE’s delisting decision in a timely manner and requested a hearing before the NYSE. The date of the hearing has been set for October 13, 2022. At this time, and provided the Company continues to comply with the NYSE’s ongoing listing requirements, the Company currently expects that its Class A Common Stock will continue to be listed and trade on the NYSE pending resolution of the appeal. There can be no assurance that the NYSE will grant the Company’s request for continued listing at the hearing and whether there will be equity value in the Company’s Class A Common Stock. The Company does not know the timing of any delisting event if the outcome of the appeal is adverse.

COVID-19 Pandemic

The COVID-19 pandemic had a significant and adverse impact on the beauty industry and the Company’s business in 2020 and 2021, and the COVID-19 pandemic continues to impact the Company’s business in 2022. The COVID-19 pandemic has contributed to the imposition of face mask mandates, lockdowns and other significant restrictions in the United States and abroad from time to time; global supply chain disruptions, including manufacturing and transportation delays, due to closures, employee absences, port congestion, labor and container shortages, and shipment delays, increased transportation costs, and shortages in raw materials, tight labor markets and inflationary pressures for a number of industries, including consumer retail, and related consumer products shortages and price increases; closures, bankruptcies and/ or reduced operations of retailers, beauty salons, spas, offices and manufacturing facilities; labor shortages with employers in many industries, including consumer retail, experiencing increased competition to recruit, hire and retain employees; travel and transportation restrictions leading to declines in consumer traffic in key shopping and tourist areas around the globe; and import and export restrictions. With the roll out of COVID-19 vaccinations in 2021 and the easing of COVID-19 restrictions in the United States and in many of the Company’s key markets around the globe, the Company saw a gradual rebound in consumer spending and consumption in 2021, which has continued into 2022. The Company continues to closely monitor the associated impacts of COVID-19, including the impacts of any new variants of COVID-19 and subsequent “waves” of the pandemic, and will take appropriate actions in an effort to mitigate the COVID-19 pandemic’s negative effects on the Company’s operations and financial results.

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

For additional information regarding the Company's business, see Part 1, Item 1 "Business" in the Company's 2021 Form 10-K.

Overview of Net Sales and Earnings Results
Consolidated net sales in the second quarter of 2022 were $442.6 million, a $54.8 million decrease, or 11.0%, compared to $497.4 million in the second quarter of 2021. Excluding the $19.0 million unfavorable FX impact, consolidated net sales decreased by $35.8 million, or 7.2%, during the second quarter of 2022.The XFX net sales decrease of $35.8 million in the second quarter of 2022 was due to: a $26.8 million, or 30.7%, decrease in Fragrances segment net sales; $9.4 million or 9.5%, decrease in Portfolio segment net sales; $7.2 million, or 5.8%, decrease in Elizabeth Arden segment net sales, partially offset by a $7.6 million, or 4.1% increase in Revlon segment net sales.

Consolidated net sales in the six months ended June 30, 2022 were $922.2 million, a $20.2 million decrease, or 2.1%, compared to $942.4 million in the six months ended June 30, 2021. Excluding the $28.4 million unfavorable FX impact, consolidated net sales increased by $8.2 million, or 0.9%, during the six months ended June 30, 2022.The XFX net sales increase of $8.2 million in the six months ended June 30, 2022 was due to: a $32.6 million, or 9.3%, increase in Revlon segment net sales, partially offset by a $17.2 million, or 10.6%, decrease in Fragrances segment net sales; $4.2 million or 2.2%, decrease in Portfolio segment net sales and a $3.0 million or 1.3%, decrease in Elizabeth Arden segment net sales.

Consolidated loss from continuing operations, net of taxes, in the second quarter of 2022 was $275.6 million, compared to $67.7 million in the second quarter of 2021. The $207.9 million increase in consolidated loss from continuing operations, net of taxes, in the second quarter of 2022 was primarily due to:
•$158.3 million increase in reorganization items, net related to the Company's voluntary Chapter 11 filing on June 15, 2022. The costs are primarily related due to the write-off of original issue discount and deferred long-term debt fees on debt subject to compromise, legal and professional fees during the second quarter of 2022, compared to nil during the second quarter of 2021;
•$49.9 million of lower gross profit, primarily due to lower net sales, higher sales incentives, allowances and returns and unfavorable foreign currency impacts during second quarter of 2022, as compared to the second quarter of 2021;
•a $24.3 million increase in non-cash impairment charges for finite-lived and indefinite-lived intangibles of $18.7 million and $5.6 million, respectively, recorded during the second quarter of 2022, primarily attributable to the supply chain disruptions as a result of the COVID-19 pandemic, compared to no impairment charges recorded during the second quarter of 2021;
•$15.9 million of unfavorable variance in foreign currency, resulting from $14.2 million in foreign currency losses during the second quarter of 2022, compared to $1.7 million in foreign currency gains during the second quarter of 2021, primarily driven by the net unfavorable impact of foreign currency fluctuations on certain U.S. Dollar denominated intercompany payables, particularly, the strengthening of the U.S. Dollar against the South African Rand, Australian Dollar and British Pound; and
•a $3.3 million net increase in other miscellaneous expenses, net, in the second quarter of 2022 compared to the second quarter of 2021, primarily due to commitment fees in connection with the recent refinancing transactions; and
•a $1.8 million decrease in gain on divested assets, primarily related to the sale of the Gatineau brand in the second quarter of 2021;
with the foregoing partially offset by:

REVLON, INC AND SUBSIDIARIES
COMBINED MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)
•$26.4 million of lower SG&A expenses in the second quarter of 2022 compared to the second quarter of 2021, primarily driven by lower brand support expenses, favorable foreign currency impacts, partially offset by higher general and administrative expenses;
•a $7.7 million decrease in the provision for income taxes in the second quarter of 2022 compared to the second quarter of 2021, primarily due to the geographical level and mix of earnings and net change of valuation allowance on its net federal and certain deferred tax assets;
•a $5.3 million decrease in restructuring charges, primarily related to lower expenditures under RGGA in the second quarter of 2022, compared to the second quarter of 2021;
•a $4.4 million decrease in interest expense in the second quarter of 2022, compared to the second quarter of 2021, primarily driven by contractual interest stayed on pre-petition debt reclassified to LSTC, partially offset by higher interest rates under the floating rate debt;
•a $1.5 million decrease in amortization of debt issuance costs in the second quarter of 2022, compared to the second quarter of 2021, primarily due to the write off of debt issuance costs on debt subject to compromise to reorganization items, net subsequent to the Chapter 11 filing, in accordance with ASC 852.

Consolidated loss from continuing operations, net of taxes, in the six months ended June 30, 2022 was $342.6 million, compared to consolidated loss from continuing operations, net of taxes, of $163.7 million in the six months ended June 30, 2021. The $178.9 million increase in consolidated loss from continuing operations, net of taxes, in the six months ended June 30, 2022, compared to six months ended June 30, 2021, was primarily due to:
•$158.3 million increase in reorganization items, net related to the Company's voluntary Chapter 11 filing on June 15, 2022. The costs are primarily related to the write-off of original issue discount and deferred long-term debt fees on debt subject to compromise, legal and professional fees during the six months ended June 30, 2021, compared to nil during the six months ended June 30, 2021;
•a $24.3 million increase in non-cash impairment charges for finite-lived and indefinite-lived intangibles of $18.7 million and $5.6 million, respectively, recorded for the six months ended June 30, 2022, primarily attributable to the supply chain disruptions as a result of the COVID-19 pandemic, compared to no impairment charges for the six months ended June 30, 2021;
•$21.0 million of lower gross profit, primarily due to higher sales incentives, allowances and returns and unfavorable foreign currency impacts, partially offset by favorable product mix, in the six months ended June 30, 2022 as compared to the six months ended June 30, 2021;
•$20.4 million of unfavorable variance in foreign currency, resulting from $22.0 million in foreign currency losses during the second quarter of 2022, compared to $1.6 million in foreign currency losses during the second quarter of 2021, primarily driven by the net unfavorable impact of foreign currency fluctuations on certain U.S. Dollar denominated intercompany payables, particularly, the strengthening of the U.S. Dollar against the British Pound and Euro;
•a $4.0 million net increase in other miscellaneous expenses, net, in the six months ended June 30, 2022, compared to the prior year period, primarily due to commitment fees in connection with the recent refinancing transactions; and
•a $1.8 million decrease in gain on divested assets, primarily related to the sale of the Gatineau brand in the prior year period, compared to nil in the six months ended June 30, 2022;
with the foregoing partially offset by:
•$30.0 million of lower SG&A expenses in the six months ended June 30, 2022, compared to the prior year period, primarily driven by lower brand support expenses, favorable foreign currency impacts, partially offset by higher general and administrative expenses;
•a $8.8 million decrease in restructuring charges, primarily related to lower expenditures under RGGA in the six months ended June 30, 2022, compared to the six months ended June 30, 2021;
•a $9.1 million decrease in the provision for income taxes in the six months ended June 30, 2022, compared to the prior year period, primarily due to: the geographical mix of earnings and net change of valuation allowance on its net deferred tax assets for certain jurisdictions;

REVLON, INC AND SUBSIDIARIES
COMBINED MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)
•a $1.2 million decrease in interest expense in the six months ended June 30, 2022, compared to the prior year period, driven by contractual interest stayed on pre-petition debt reclassified to LSTC, partially offset by higher interest rates under the floating rate debt;
•a $1.1 million decrease in amortization of debt issuance costs in the six months ended June 30, 2022, compared to the prior year period, primarily due to the write off of debt issuance costs on debt subject to compromise to reorganization items, net subsequent to the Chapter 11 filing, in accordance with ASC 852; and
•$0.7 million of lower acquisition, integration and divestiture costs in the six months ended June 30, 2022, compared to the prior year period, primarily driven by higher amortization of the cash-based awards under the Revlon 2019 TIP in the prior year period.

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

The following tables provide a comparative summary of the Company's segment results for the periods presented.

	Net Sales						Segment Profit
	Three Months Ended June 30,		Change		XFX Change (a)		Three Months Ended June 30,		Change		XFX Change (a)
	2022	2021	$	%	$	%	2022	2021	$	%	$	%
Revlon	$186.2	$186.8	$(0.6)	(0.3)%	$7.6	4.1%	$24.7	$21.2	$3.5	16.5%	$4.6	21.7%
Elizabeth Arden	112.1	124.7	(12.6)	(10.1)%	(7.2)	(5.8)%	18.0	11.6	6.4	55.2%	7.7	66.4%
Portfolio	86.2	98.7	(12.5)	(12.7)%	(9.4)	(9.5)%	4.9	11.1	(6.2)	(55.9)%	(5.9)	(53.2)%
Fragrances	58.1	87.2	(29.1)	(33.4)%	(26.8)	(30.7)%	4.2	20.0	(15.8)	(79.0)%	(15.4)	(77.0)%
Total	$442.6	$497.4	$(54.8)	(11.0)%	$(35.8)	(7.2)%	$51.8	$63.9	$(12.1)	(18.9)%	$(9.0)	(14.1)%

	Net Sales						Segment Profit
	Six Months Ended June 30,		Change		XFX Change (a)		Six Months Ended June 30,		Change		XFX Change (a)
	2022	2021	$	%	$	%	2022	2021	$	%	$	%
Revlon	$368.3	$348.8	$19.5	5.6%	$32.6	9.3%	$48.3	$29.2	$19.1	65.4%	$21.2	72.6%
Elizabeth Arden	227.0	236.9	(9.9)	(4.2)%	(3.0)	(1.3)%	23.9	20.8	3.1	14.9%	4.7	22.6%
Portfolio	185.4	194.7	(9.3)	(4.8)%	(4.2)	(2.2)%	22.2	24.2	(2.0)	(8.3)%	(1.3)	(5.4)%
Fragrances	141.5	162.0	(20.5)	(12.7)%	(17.2)	(10.6)%	15.8	27.9	(12.1)	(43.4)%	(11.5)	(41.2)%
Total	$922.2	$942.4	$(20.2)	(2.1)%	$8.2	0.9%	$110.2	$102.1	$8.1	7.9%	$13.1	12.8%

(a) XFX excludes the impact of foreign currency fluctuations.

Revlon Segment

Second quarter results:

Revlon segment net sales in the three months ended June 30, 2022 were $186.2 million, a $0.6 million, or 0.3%, decrease, compared to $186.8 million in the three months ended June 30, 2021. Excluding the $8.2 million unfavorable FX impact, total Revlon segment net sales in the three months ended June 30, 2022 increased by $7.6 million, or 4.1%, compared to the three months ended June 30, 2021. The Revlon segment XFX increase in net sales of $7.6 million in the three months ended June 30, 2022 was driven by higher net sales of Revlon color cosmetics, both in North America and in International regions, and higher net sales of Revlon-branded professional hair care products in International regions, partially offset by lower net sales in North America of Revlon-branded beauty tools. This increase was due, primarily, to salons' increased activity in connection with progressive and/or temporary lifting of restrictions related to the ongoing COVID-19 pandemic in International regions compared to the prior period, as well as pricing adjustments in the mass retail channel in North America.

REVLON, INC AND SUBSIDIARIES
COMBINED MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)
Revlon segment profit in the three months ended June 30, 2022 was $24.7 million, a $3.5 million, or 16.5%, increase, compared to $21.2 million in the three months ended June 30, 2021. Excluding the $1.1 million unfavorable FX impact, Revlon segment profit in the three months ended June 30, 2022 increased by $4.6 million, or 21.7%, compared to the three months ended June 30, 2021. This increase was driven primarily by the Revlon segment's lower brand support and higher XFX net sales, as described above, partially offset by moderately lower gross profit margin and higher other SG&A expenses.

Year-to-date results:

Revlon segment net sales in the six months ended June 30, 2022 were $368.3 million, a $19.5 million, or 5.6%, increase, compared to $348.8 million in the six months ended June 30, 2021. Excluding the $13.1 million unfavorable FX impact, total Revlon segment net sales in the six months ended June 30, 2022 increased by $32.6 million, or 9.3%, compared to the six months ended June 30, 2021. The Revlon segment's XFX increase in net sales of $32.6 million in the six months ended June 30, 2022 was driven primarily by higher net sales of Revlon color cosmetics in North America and higher net sales of Revlon-branded professional hair care products in International regions and, to a lesser extent, and higher net sales of Revlon ColorSilk in North America. This increase was due, primarily, to the mass retail channel continuing to show signs of improvement from the effects of the ongoing COVID-19 pandemic, as well as salons' increased activity in connection with progressive and/or temporary lifting of restrictions related to the ongoing COVID-19 pandemic.

Revlon segment profit in the six months ended June 30, 2022 was $48.3 million, a $19.1 million, or 65.4%, increase, compared to $29.2 million in the six months ended June 30, 2021. Excluding the $2.1 million unfavorable FX impact, Revlon segment profit in the six months ended June 30, 2022 increased by $21.2 million, or 72.6%, compared to the six months ended June 30, 2021. This increase was driven primarily by the Revlon segment's higher net sales and lower brand support expenses, partially offset by higher other SG&A expenses and lower gross profit margin.

Elizabeth Arden Segment

Second quarter results:

Elizabeth Arden segment net sales in the second quarter of 2022 were $112.1 million, a $12.6 million, or 10.1%, decrease, compared to $124.7 million in the second quarter of 2021. Excluding the $5.4 million unfavorable FX impact, Elizabeth Arden segment net sales in the second quarter of 2022 decreased by $7.2 million, or 5.8%, compared to the second quarter of 2021. The Elizabeth Arden segment XFX decrease in net sales of $7.2 million in the second quarter of 2021 was driven primarily by lower net sales of Prevage in the International regions and, to a lesser extent, lower net sales of Ceramide in North America. This decrease was due, primarily, to the return of COVID-19 restrictions in International regions, particularly in Asia, and the effects on foot traffic at department stores and other retail outlets.

Elizabeth Arden segment profit in the second quarter of 2022 was $18.0 million, a $6.4 million, or 55.2% increase, compared to $11.6 million in the second quarter of 2021. Excluding the $1.3 million unfavorable FX impact, Elizabeth Arden segment profit in the second quarter of 2022 increased by $7.7 million, or 66.4%, compared to the second quarter of 2021. This increase was driven primarily by the Elizabeth Arden segment's lower brand support expenses, partially offset by lower net sales, primarily due to COVID-19 as described above, as well as moderately lower gross profit margin.

Year-to-date results:

Elizabeth Arden segment net sales in the six months ended June 30, 2022 were $227.0 million, a $9.9 million, or 4.2%, decrease, compared to $236.9 million in the six months ended June 30, 2021. Excluding the $6.9 million unfavorable FX impact, Elizabeth Arden segment net sales in the six months ended June 30, 2022 decreased by $3.0 million, or 1.3%, compared to the six months ended June 30, 2021. The Elizabeth Arden segment XFX decrease in net sales of $3.0 million in the six months ended June 30, 2022 was driven primarily by lower net sales of Prevage in the International regions and lower net sales of Ceramide in North America, partially offset by higher net sales of Ceramide in the International regions and, to a lesser extent, higher net sales of White Tea and Green Tea fragrances in the International regions. This decrease was due, primarily, to the return of COVID-19 restrictions in International regions, particularly in Asia, and the effects on foot traffic at department stores and other retail outlets.

Elizabeth Arden segment profit in the six months ended June 30, 2022 was $23.9 million, a $3.1 million, or 14.9%, increase, compared to $20.8 million in the six months ended June 30, 2021. Excluding the $1.6 million unfavorable FX impact,

REVLON, INC AND SUBSIDIARIES
COMBINED MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)
Elizabeth Arden segment profit in the six months ended June 30, 2022 increased by $4.7 million, or 22.6%, compared to the six months ended June 30, 2021. This increase was driven primarily by the Elizabeth Arden segment's lower brand support expenses, partially offset by lower net sales, primarily due to COVID-19 as described above, as well as moderately lower gross profit margin.

Portfolio Segment

Second quarter results:
Portfolio segment net sales in the second quarter of 2022 were $86.2 million, a $12.5 million, or 12.7%, decrease, compared to $98.7 million in the second quarter of 2021. Excluding the $3.1 million unfavorable FX impact, total Portfolio segment net sales in the second quarter of 2022 decreased by $9.4 million, or 9.5%, compared to the second quarter of 2021. The Portfolio segment XFX decrease in net sales of $9.4 million in the second quarter of 2022 was driven primarily by lower net sales of CND nail products, Creme of Nature products and Mitchum anti-perspirant deodorants, primarily in North America, partially offset by higher net sales of Mitchum anti-perspirant deodorants in the International regions. The decrease was primarily due to the global supply chain disruptions as a result of the COVID-19 pandemic.

Portfolio segment profit in the second quarter of 2022 was $4.9 million, a $6.2 million, or 55.9%, decrease, compared to $11.1 million in the second quarter of 2021. Excluding the $0.3 million unfavorable FX impact, Portfolio segment profit in the three months ended June 30, 2022 decreased by $5.9 million, or 53.2%, compared to the second quarter of 2021. This decrease was driven primarily by the Portfolio segment's lower net sales, partially offset by lower brand support, other SG&A expenses and marginal improvement in gross profit margin.
Year-to-date results:
Portfolio segment net sales in the six months ended June 30, 2022 were $185.4 million, a $9.3 million, or 4.8%, decrease, compared to $194.7 million in the six months ended June 30, 2021. Excluding the $5.1 million unfavorable FX impact, total Portfolio segment net sales in the six months ended June 30, 2022 decreased by $4.2 million, or 2.2%, compared to the six months ended June 30, 2021. The Portfolio segment XFX decrease in net sales of $4.2 million in the six months ended June 30, 2022 was driven primarily by lower net sales of Creme of Nature products, CND nail products, Sinful Colors color cosmetics and Mitchum anti-perspirant deodorants, primarily in North America. This decrease was partially offset by higher net sales of Mitchum anti-perspirant deodorants in the International regions, higher net sales of Cutex nail care products both in North America and the International regions, and higher net sales of Creme of Nature products in the International regions. The decrease was primarily due to the global supply chain disruptions as a result of the COVID-19 pandemic.

Portfolio segment profit in the six months ended June 30, 2022 was $22.2 million, a $2.0 million, or 8.3%, decrease compared to $24.2 million in the six months ended June 30, 2021. Excluding the $0.7 million unfavorable FX impact, Portfolio segment profit in the six months ended June 30, 2022 decreased by $1.3 million, or 5.4%, compared to the six months ended June 30, 2021. This decrease was driven primarily by the Portfolio segment's lower net sales and gross profit margin, partially offset by lower brand support and other SG&A expenses.

Fragrances Segment

Second quarter results:
Fragrances segment net sales in the second quarter of 2022 were $58.1 million, a $29.1 million, or 33.4%, decrease, compared to $87.2 million in the second quarter of 2021. Excluding the $2.3 million unfavorable FX impact, total Fragrances segment net sales in the second quarter of 2022 decreased by $26.8 million, or 30.7%, compared to the second quarter of 2021. The Fragrances segment XFX decrease in net sales of $26.8 million in the second quarter of 2022 was driven primarily by lower net sales of other distributed fragrances and, to a lesser extent, lower net sales of Juicy Couture, Curve and John Varvatos fragrances in North America, primarily due to global supply chain disruptions as a result of the COVID-19 pandemic.

Fragrances segment profit in the second quarter of 2022 was $4.2 million, a $15.8 million, or 79.0%, decrease, compared to $20.0 million in the second quarter of 2021. Excluding the $0.3 million unfavorable FX impact, Fragrances segment profit in the second quarter of 2022 decreased by $15.4 million, or 77.0%, compared to the second quarter of 2021. This decrease was driven primarily by the Fragrances segment's lower net sales, as described above, and lower gross profit margin.

REVLON, INC AND SUBSIDIARIES
COMBINED MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)
Year-to-date results:
Fragrances segment net sales in the six months ended June 30, 2022 were $141.5 million, a $20.5 million, or 12.7%, decrease, compared to $162.0 million in the six months ended June 30, 2021. Excluding the $3.3 million unfavorable FX impact, total Fragrances segment net sales in the six months ended June 30, 2022 decreased by $17.2 million, or 10.6%, compared to the six months ended June 30, 2021. The Fragrances segment XFX decrease in net sales of $17.2 million in the six months ended June 30, 2022 was driven primarily by lower net sales of other distributed fragrances and, to a lesser extent, lower net sales of Juicy Couture, Curve and John Varvatos fragrances in North America, primarily due to global supply chain disruptions as a result of the COVID-19 pandemic. This decrease was partially offset by higher net sales of Juicy Couture, Britney Spears and John Varvatos fragrances in the International regions.

Fragrances segment profit in the six months ended June 30, 2022 was $15.8 million, a $12.1 million, or 43.4%, decrease, compared to $27.9 million in the six months ended June 30, 2021. Excluding the $0.5 million unfavorable FX impact, Fragrances segment profit in the six months ended June 30, 2022 decreased by $11.5 million, or 41.2%, compared to the six months ended June 30, 2021. This decrease was driven primarily by the Fragrances segment's lower net sales, as described above, and lower gross profit margin.

REVLON, INC AND SUBSIDIARIES
COMBINED MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)
Geographic Results:
The following tables provide a comparative summary of the Company's North America and International net sales for the periods presented:

	Three Months Ended June 30,		Change		XFX Change (a)
	2022	2021	$	%	$	%
Revlon
North America	$101.0	$99.5	$1.5	1.5%	$1.8	1.8%
International	85.2	87.3	(2.1)	(2.4)%	5.8	6.6%
Elizabeth Arden
North America	$14.4	$20.2	$(5.8)	(28.7)%	$(5.7)	(28.2)%
International	97.7	104.5	(6.8)	(6.5)%	(1.5)	(1.4)%
Portfolio
North America	$54.0	$63.2	$(9.2)	(14.6)%	$(9.3)	(14.7)%
International	32.2	35.5	(3.3)	(9.3)%	(0.1)	(0.3)%
Fragrance
North America	$30.9	$61.0	$(30.1)	(49.3)%	$(29.7)	(48.7)%
International	27.2	26.2	1.0	3.8%	2.9	11.1%
Total Net Sales	$442.6	$497.4	$(54.8)	(11.0)%	$(35.8)	(7.2)%

	Six Months Ended June 30,		Change		XFX Change (a)
	2022	2021	$	%	$	%
Revlon
North America	$202.6	$182.5	$20.1	11.0%	$20.2	11.1%
International	165.7	166.3	(0.6)	(0.4)%	12.4	7.5%
Elizabeth Arden
North America	$40.4	$48.6	$(8.2)	(16.9)%	$(8.1)	(16.7)%
International	186.6	188.3	(1.7)	(0.9)%	5.1	2.7%
Portfolio
North America	$118.7	$126.7	$(8.0)	(6.3)%	$(7.9)	(6.2)%
International	66.7	68.0	(1.3)	(1.9)%	3.7	5.4%
Fragrances
North America	$83.6	$112.3	$(28.7)	(25.6)%	$(28.6)	(25.5)%
International	57.9	49.7	8.2	16.5%	11.4	22.9%
Total Net Sales	$922.2	$942.4	$(20.2)	(2.1)%	$8.2	0.9%
(a) XFX excludes the impact of foreign currency fluctuations.

Revlon Segment

Second quarter results:

North America

In North America, Revlon segment net sales in the second quarter of 2022 increased by $1.5 million, or 1.5%, to $101.0 million, compared to $99.5 million in the second quarter of 2021. Excluding the $0.3 million unfavorable FX impact, Revlon segment net sales in North America in the second quarter of 2022 increased by $1.8 million, or 1.8%, compared to the second quarter of 2021. The Revlon segment's $1.8 million XFX increase in North America net sales in the second quarter of 2022 was driven by higher net sales of Revlon color cosmetics and, to a lesser extent, higher net sales of Revlon ColorSilk, partially offset by lower net sales of Revlon-branded beauty tools.

REVLON, INC AND SUBSIDIARIES
COMBINED MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)
International

Internationally, Revlon segment net sales in the second quarter of 2022 decreased by $2.1 million, or 2.4%, to $85.2 million, compared to $87.3 million in the second quarter of 2021. Excluding the $7.9 million unfavorable FX impact, Revlon segment International net sales in the second quarter of 2022 increased by $5.8 million, or 6.6%, compared to the second quarter of 2021. The Revlon segment's $5.8 million XFX increase in International net sales in the second quarter of 2022 was driven primarily by the Revlon segment's higher net sales of Revlon-branded professional hair care products, primarily in the EMEA region, and, to a lesser extent, higher net sales of Revlon color cosmetics.

Year-to-date results:

North America

In North America, Revlon segment net sales in the six months ended June 30, 2022 increased by $20.1 million, or 11.0%, to $202.6 million, compared to $182.5 million in the six months ended June 30, 2021. Excluding the $0.1 million unfavorable FX impact, Revlon segment net sales in North America in the six months ended June 30, 2022 increased by $20.2 million, or 11.1%, compared to the six months ended June 30, 2021. The Revlon segment's $20.2 million XFX increase in North America net sales in the six months ended June 30, 2022 was primarily due to the Revlon segment's higher net sales of Revlon color cosmetics and, to a lesser extent, higher net sales of Revlon ColorSilk.

International

Internationally, Revlon segment net sales in the six months ended June 30, 2022 decreased by $0.6 million, or 0.4%, to $165.7 million, compared to $166.3 million in the six months ended June 30, 2021. Excluding the $13.0 million unfavorable FX impact, Revlon segment International net sales in the six months ended June 30, 2022 increased by $12.4 million, or 7.5%, compared to the six months ended June 30, 2021. The Revlon segment's $12.4 million XFX increase in International net sales in the six months ended June 30, 2022 was driven primarily by the Revlon segment's higher net sales of Revlon-branded professional hair care products, primarily in the EMEA region, and, to a lesser extent, and higher net sales of Revlon color cosmetics.

Elizabeth Arden Segment

Second quarter results:

North America

In North America, Elizabeth Arden segment net sales in the second quarter of 2022 decreased by $5.8 million, or 28.7%, to $14.4 million, compared to $20.2 million in the second quarter of 2021. Excluding the $0.1 million unfavorable FX impact, Elizabeth Arden net sales in North America in the second quarter of 2022 decreased by $5.7 million, or 28.2%, compared to the second quarter of 2021. The Elizabeth Arden segment's $5.7 million XFX decrease in North America net sales in the second quarter of 2022 was driven primarily by the Elizabeth Arden segment's lower net sales of Ceramide and, to a lesser extent, lower net sales of Prevage and certain Elizabeth Arden-branded fragrances.

International

Internationally, Elizabeth Arden segment net sales in the second quarter of 2022 decreased by $6.8 million, or 6.5%, to $97.7 million, compared to $104.5 million in the second quarter of 2021. Excluding the $5.3 million unfavorable FX impact, Elizabeth Arden segment International net sales in the second quarter of 2022 decreased by $1.5 million, or 1.4%, compared to the second quarter of 2021. The Elizabeth Arden segment's $1.5 million XFX decrease in International net sales in the second quarter 2022 was driven primarily by lower net sales of Prevage and, to a lesser extent, lower net sales of certain Elizabeth Arden-branded skin care products, partially offset by higher net sales of Ceramide and certain Elizabeth Arden-branded fragrances.

REVLON, INC AND SUBSIDIARIES
COMBINED MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)
Year-to-date results:

North America

In North America, Elizabeth Arden segment net sales in the six months ended June 30, 2022 decreased by $8.2 million, or 16.9%, to $40.4 million, compared to $48.6 million in the six months ended June 30, 2021. Excluding the $0.1 million unfavorable FX impact, Elizabeth Arden segment net sales in North America in the six months ended June 30, 2022 decreased by $8.1 million, or 16.7%, compared to the six months ended June 30, 2021. The Elizabeth Arden segment's $8.1 million XFX decrease in North America net sales in the six months ended June 30, 2022 was driven primarily by the Elizabeth Arden segment's lower net sales of Ceramide and, to a lesser extent, lower net sales of Prevage and certain Elizabeth Arden-branded fragrances, partially offset by higher net sales of certain Elizabeth Arden-branded skin care products.

International

Internationally, Elizabeth Arden segment net sales in the six months ended June 30, 2022 decreased by $1.7 million, or 0.9%, to $186.6 million, compared to $188.3 million in the six months ended June 30, 2021. Excluding the $6.8 million unfavorable FX impact, Elizabeth Arden segment International net sales in the six months ended June 30, 2022 increased by $5.1 million, or 2.7%, compared to the six months ended June 30, 2021. The Elizabeth Arden segment's $5.1 million XFX increase in International net sales in the six months ended June 30, 2022 was driven primarily by higher net sales of Ceramide and, to a lesser extent, higher net sales of White Tea and Green Tea fragrances as well as other Elizabeth Arden-branded fragrances, partially offset by lower net sales of Prevage and certain Elizabeth Arden-branded skin care products.

Portfolio Segment

Second quarter results:

North America

In North America, Portfolio segment net sales in the second quarter of 2022 decreased by $9.2 million, or 14.6%, to $54.0 million, compared to $63.2 million in the second quarter of 2021. Excluding the $0.1 million unfavorable FX impact, Portfolio segment North America net sales in the second quarter of 2022 decreased by $9.3 million, or 14.7%, compared to the second quarter second quarter of 2021. The Portfolio segment's $9.3 million XFX decrease in North America net sales in the second quarter of 2022 was driven primarily by the Portfolio segment's lower net sales of Creme of Nature products, CND nail products and Mitchum anti-perspirant deodorants, primarily due to the global supply chain disruptions as a result of the COVID-19 pandemic.

International

Internationally, Portfolio segment net sales in the second quarter of 2022 decreased by $3.3 million, or 9.3%, to $32.2 million, compared to $35.5 million in the second quarter of 2021. Excluding the $3.2 million unfavorable FX impact, Portfolio segment International net sales decreased by $0.1 million, or 0.3%, in the second quarter of 2022, compared to the second quarter of 2021. The Portfolio segment's $0.1 million XFX decrease in International net sales in the second quarter of 2022 was driven primarily by lower net sales of CND nail products and certain local and regional skin care products brands, partially offset by higher net sales of Mitchum anti-perspirant deodorants, primarily in the EMEA region.
Year-to-date results:

North America

In North America, Portfolio segment net sales in the six months ended June 30, 2022 decreased by $8.0 million, or 6.3%, to $118.7 million, as compared to $126.7 million in the six months ended June 30, 2021. Excluding the $0.1 million unfavorable FX impact, Portfolio segment net sales in North America in the six months ended June 30, 2022 decreased by $7.9 million, or 6.2%, compared to the six months ended June 30, 2021. The Portfolio segment's $7.9 million XFX decrease in North America net sales in the six months ended June 30, 2022 was driven primarily by the Portfolio segment's lower net sales of Creme of Nature products and, to a lesser extent, lower net sales of CND nail products, Sinful Colors color cosmetics and Mitchum anti-perspirant deodorants. This decrease was partially offset by higher net sales of Cutex nail care products.

REVLON, INC AND SUBSIDIARIES
COMBINED MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)
International

Internationally, Portfolio segment net sales in the six months ended June 30, 2022 decreased by $1.3 million, or 1.9%, to $66.7 million, compared to $68.0 million in the six months ended June 30, 2021. Excluding the $5.0 million unfavorable FX impact, Portfolio segment International net sales increased by $3.7 million, or 5.4%, in the six months ended June 30, 2022, compared to the six months ended June 30, 2021. The Portfolio segment's $3.7 million XFX increase in International net sales in the six months ended June 30, 2022 was driven primarily by the Portfolio segment's higher net sales of Mitchum anti-perspirant deodorants and, to a lesser extent, higher net sales of Cutex nail care products and Creme of Nature products. This increase was partially offset by lower net sales of certain local and regional skin care products brands.

Fragrances Segment

Second quarter results:

North America

In North America, Fragrances segment net sales in the second quarter of 2022 decreased by $30.1 million, or 49.3%, to $30.9 million, as compared to $61.0 million in the second quarter of 2021. Excluding the $0.4 million unfavorable FX impact, Fragrances segment net sales in North America decreased by $29.7 million, or 48.7%, in the second quarter of 2022, compared to the second quarter of 2021. The Fragrances segment's $29.7 million XFX decrease in North America net sales in the second quarter of 2022 was driven primarily by lower net sales of other distributed fragrances and Juicy Couture and, to a lesser extent, lower net sales of John Varvatos, Curve and other licensed fragrance brands, primarily due to the global supply chain disruptions as a result of the COVID-19 pandemic.

International

Internationally, Fragrances segment net sales in the second quarter of 2022 increased by $1.0 million, or 3.8%, to $27.2 million, compared to $26.2 million in the second quarter of 2021. Excluding the $1.9 million unfavorable FX impact, Fragrances segment International net sales increased by $2.9 million, or 11.1%, in the second quarter of 2022, compared to the second quarter of 2021. The Fragrances segment's $2.9 million XFX increase in International net sales during the second quarter of 2022 was due to higher net sales of Juicy Couture and Britney Spears fragrances, primarily in the EMEA region.

Year-to-date results:

North America

In North America, Fragrances segment net sales in the six months ended June 30, 2022 decreased by $28.7 million, or 25.6%, to $83.6 million, as compared to $112.3 million in the six months ended June 30, 2021. Excluding the $0.1 million unfavorable FX impact, Fragrances segment net sales in North America decreased by $28.6 million, or 25.5%, in the six months ended June 30, 2022, compared to the six months ended June 30, 2021. The Fragrances segment's $28.6 million XFX decrease in North America net sales in the six months ended June 30, 2022 was driven primarily by lower net sales of other distributed fragrances and Juicy Couture and, to a lesser extent, lower net sales of John Varvatos, Curve and Britney Spears fragrances, primarily due to the global supply chain disruptions as a result of the COVID-19 pandemic.

International

Internationally, Fragrances segment net sales in the six months ended June 30, 2022 increased by $8.2 million, or 16.5%, to $57.9 million, compared to $49.7 million in the six months ended June 30, 2021. Excluding the $3.2 million unfavorable FX impact, Fragrances segment International net sales increased by $11.4 million, or 22.9%, in the six months ended June 30, 2022, compared to the six months ended June 30, 2021. The Fragrances segment's $11.4 million XFX increase in International net sales in the six months ended June 30, 2022 was driven primarily by higher net sales of Juicy Couture, Britney Spears and John Varvatos as well as other licensed fragrance brands, primarily in the EMEA region and Asia.

REVLON, INC AND SUBSIDIARIES
COMBINED MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)
Gross profit:
The table below shows the Company's gross profit and gross margin for the periods presented:

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	Change	2022	2021	Change
Gross profit	$251.2	$301.1	$(49.9)	$533.9	$554.9	$(21.0)
Percentage of net sales	56.8%	60.5%	(3.7)%	57.9%	58.9%	(1.0)%

Second quarter results:

Gross profit decreased by $49.9 million in the second quarter of 2022, as compared to the second quarter of 2021. Gross profit as a percentage of net sales (i.e., gross margin) in the second quarter of 2022 decreased by 3.7% percentage points, as compared to the second quarter of 2021. The decrease in gross margin in the second quarter of 2022, as compared to the prior year period, was impacted primarily by lower net sales, higher sales incentives, allowances and returns and unfavorable foreign currency impacts.

Year-to-date results:

Gross profit decreased by $21.0 million in the six months ended June 30, 2022, as compared to the second quarter of 2021. Gross profit as a percentage of net sales (i.e., gross margin) in the six months ended June 30, 2022 decreased by 1.0% percentage points, as compared to the six months ended June 30, 2021. The decrease in gross margin in the six months ended June 30, 2022, as compared to the six months ended June 30, 2021, was impacted primarily by higher sales incentives, allowances and returns and unfavorable foreign currency impacts, partially offset by favorable product mix.

SG&A expenses:
The table below shows the Company's SG&A expenses for the periods presented:

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	Change	2022	2021	Change
SG&A expenses	$253.0	$279.4	$(26.4)	$509.9	$539.9	$(30.0)

Second quarter results:

SG&A expenses decreased by $26.4 million in the second quarter of 2022, compared to the second quarter of 2021, driven primarily by:
•lower brand support expenses of approximately $32 million, as investment is being prioritized to key brands;
•favorable FX impact of approximately $9 million; and
•lower product display costs of approximately $4 million;
with the foregoing partially offset by:
•higher general and administrative expenses of approximately $18 million, primarily driven by higher professional and legal fees in preparation of the Chapter 11 filing and higher litigation fees.

Year-to-date results:

SG&A expenses decreased by $30.0 million in the six months ended June 30, 2022, compared to the six months ended June 30, 2021, driven primarily by:
•lower brand support expenses of approximately $35 million, as investment is being prioritized to key brands;
•favorable FX impact of approximately $13 million; and
•lower product display costs of approximately $9 million;
with the foregoing partially offset by:
•higher general and administrative expenses of approximately $23 million, primarily driven by higher professional and legal fees in preparation of the Chapter 11 filing and higher litigation fees; and
•higher distribution expenses of approximately $6 million, driven primarily by higher costs.

REVLON, INC AND SUBSIDIARIES
COMBINED MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

Restructuring charges and other, net:
The table below shows the Company's restructuring charges and other, net for the periods presented:

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	Change	2022	2021	Change
Restructuring charges and other, net	$3.1	$8.4	$(5.3)	$5.0	$13.8	$(8.8)

Second quarter results:
Restructuring charges and other, net, decreased $5.3 million during the second quarter of 2022, compared to the second quarter of 2021, primarily related to lower expenditures under RGGA in the second quarter of 2022.
.
Year-to-date results:

Restructuring charges and other, net, decreased $8.8 million during the six months ended June 30, 2022, compared to the six months ended June 30, 2021, primarily due to lower expenditures under RGGA in the six months ended June 30, 2022.

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

Under this extension and expansion, the Company expects to deliver an updated range of annualized cost reductions of approximately $325 million to $390 million from 2020 through the end of 2024. Approximately 50% of these annualized cost reductions were realized from the headcount reductions that occurred in 2020. The remaining cost reductions will be realized through reductions in SG&A expenses and cost of goods sold. The Company achieved $32 million of cost reductions during the six months ended June 30, 2022, bringing the total cost reductions realized since the inception of the program to approximately $216 million and expects to achieve approximately $40 million to $55 million for the full year 2022, with the balance to be realized during 2023 and 2024.

In connection with implementing RGGA, the Company expects to recognize an updated cost range of approximately $193 million and $215 million of total pre-tax restructuring and related charges, consisting of employee-related costs, such as severance, pension and other termination costs, as well as related third party expenses. The Company also expects to incur approximately $20 million of additional capital expenditures. Under the RGGA program, the Company expects to incur pre-tax restructuring and related charges of approximately $30 million to $40 million during 2022 and the remainder during 2023 and 2024. The Company expects that substantially all of these restructuring and related charges will be paid in cash, with $100.4 million of the total charges paid as of June 30, 2022 and $5.1 million paid during the first six months of 2022. Approximately $25 million to $30 million of the total charges are expected to be paid during the remainder of 2022, with the residual balance to be paid during 2023 and 2024.

In connection with RGGA, during the three months ended June 30, 2022, the Company recorded $4.1 million of total pre-tax restructuring and related charges consisting primarily of i) $3.1 million of employee severance, other personnel benefits and other costs; and (ii) $1.0 million of lease and other restructuring-related charges that were recorded within SG&A and cost of sales. During the six months ended June 30, 2022, the Company recorded $8.1 million of total pre-tax restructuring and related charges consisting primarily of i) $5.0 million of employee severance, other personnel benefits and other costs; and (ii) $3.1

REVLON, INC AND SUBSIDIARIES
COMBINED MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)
million of lease and other restructuring-related charges that were recorded within SG&A and cost of sales. Since its inception and through June 30, 2022, the Company recorded $110.0 million of total pre-tax restructuring and related charges consisting primarily of i) $81.6 million of employee severance, other personnel benefits and other costs; and (ii) $28.4 million of lease and other restructuring-related charges that were recorded within SG&A and cost of sales.

Since its inception in March 2020 and through June 30, 2022, approximately 965 positions have been eliminated worldwide under RGGA.

For further information on RGGA, see Note 2, "Restructuring Charges," to the Company's Unaudited Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Interest expense:
The table below shows the Company's interest expense for the periods presented:

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	Change	2022	2021	Change
Interest expense	$57.5	$61.9	$(4.4)	$119.6	$120.8	$(1.2)

Second quarter results:
The $4.4 million decrease in interest expense in the second quarter of 2022, as compared to the second quarter of 2021, was primarily driven by contractual interest stayed on pre-petition debt reclassified to LSTC, partially offset by higher interest rates under the floating rate debt.

Year-to-date results:

The $1.2 million decrease in interest expense during the six months ended June 30, 2022, as compared to the six months ended June 30, 2021, was primarily driven by contractual interest stayed on pre-petition debt reclassified to LSTC, partially offset by higher interest rates under the floating rate debt.

Provision for (benefit from) income taxes:
The table below shows the Company's provision for (benefit from) income taxes for the periods presented:

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	Change	2022	2021	Change
(Benefit from) provision for income taxes	$(0.5)	$7.2	$(7.7)	$9.3	$18.4	$(9.1)

Second quarter results:
The Company recorded a benefit from income taxes of $0.5 million for the second quarter of 2022, compared to a provision for income taxes of $7.2 million for the second quarter of 2021. The $7.7 million decrease in the provision for income taxes for the second quarter of 2022, compared to the same quarter in 2021, was primarily due to the geographical level and mix of earnings and net change of valuation allowance on its net federal and certain deferred tax assets.

Year-to-date results:

The Company recorded a provision for income taxes of $9.3 million for the six months ended June 30, 2022, compared to a provision for income taxes of $18.4 million for the six months ended June 30, 2021. The $9.1 million decrease in the provision for income taxes for the six months ended June 30, 2022, compared to same period in 2021, was primarily due to the geographical mix of earnings and net change of valuation allowance on its net deferred tax assets for certain jurisdictions.

REVLON, INC AND SUBSIDIARIES
COMBINED MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)
The Company's effective tax rate for the three and six months ended June 30, 2022 and June 30, 2021 was lower than the federal statutory rate of 21% primarily due to losses for which no tax benefit can be recognized, as well as state taxes for certain U.S. entities.
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

Results of Operations — Products Corporation

Products Corporation's Unaudited Consolidated Statements of Operations and Comprehensive Loss are essentially identical to Revlon, Inc.'s Unaudited Consolidated Statements of Operations and Comprehensive Loss, except for the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net loss - Revlon, Inc.	$(275.6)	$(67.7)	$(342.6)	$(163.7)
Selling, general and administrative expenses	2.0	1.7	4.1	2.7
Miscellaneous, net	—	—	(3.4)	—
Provision for income taxes	(0.1)	(0.1)	—	—
Net loss - Products Corporation	$(273.7)	$(66.1)	$(341.9)	$(161.0)

Refer to Revlon’s “Management Discussion and Analysis of Financial Condition and Results of Operations” herein.

Financial Condition, Liquidity and Capital Resources

At June 30, 2022, the Company had a liquidity position of $311.2 million, consisting of: (i) $312.5 million of unrestricted cash and cash equivalents (with approximately $82.1 million held outside the U.S.); (ii) nil in available borrowing capacity under the Tranche A DIP ABL (as defined herein) (which had $217.8 million drawn at such date); and less (iii) approximately $1.3 million of outstanding checks.

Liquidity and Ability to Continue as a Going Concern
Each reporting period, the Company assesses its ability to continue as a going concern for one year from the date the financial statements are issued.

The Company's ability to continue as a going concern is contingent upon, among other things, its ability to, subject to the Bankruptcy Court's approval, implement a business plan of reorganization, emerge from the Chapter 11 proceedings and generate sufficient liquidity following the reorganization to meet our contractual obligations and operating needs. As a result of risks and uncertainties related to, among other things, (i) the Company's ability to obtain requisite support for the business plan of reorganization from various stakeholders, and (ii) the disruptive effects of the Chapter 11 proceedings on our business making it potentially more difficult to maintain business, financing and operational relationships, substantial doubt exists regarding our ability to continue as a going concern within one year after the date that the financial statements are issued.

The filing of the Chapter 11 Cases constituted an event of default that accelerated substantially all of the Company's obligations under nearly all of its pre-petition debt instruments. As such, the Company reclassified all pre-petition debt obligations to liabilities subject to compromise on its condensed consolidated balance sheets as of June 30, 2022. For additional discussion regarding the impact of the Chapter 11 Cases on the Company's debt obligations, see Note 7. Debt.

The Company's condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

The COVID-19 pandemic had a significant and adverse impact on the beauty industry and the Company’s business in 2020 and 2021, and the COVID-19 pandemic continues to impact the Company’s business in 2022. The COVID-19 pandemic has contributed to the imposition of face mask mandates, lockdowns and other significant restrictions in the United States and abroad from time to time; global supply chain disruptions, including manufacturing and transportation delays, due to closures, employee absences, port congestion, labor and container shortages, and shipment delays, increased transportation costs, and shortages in raw materials, tight labor markets and inflationary pressures for a number of industries, including consumer retail, and related consumer products shortages and price increases; closures, bankruptcies and/ or reduced operations of retailers, beauty salons, spas, offices and manufacturing facilities; labor shortages with employers in many industries, including consumer retail, experiencing increased competition to recruit, hire and retain employees; travel and transportation restrictions leading to declines in consumer traffic in key shopping and tourist areas around the globe; and import and export restrictions. With the roll out of COVID-19 vaccinations in 2021 and the easing of COVID-19 restrictions in the United States and in many of the Company’s key markets around the globe, the Company saw a gradual rebound in consumer spending and consumption in 2021, which has continued into 2022. The Company continues to closely monitor the associated impacts of COVID-19, including the impacts of any new variants of COVID-19 and subsequent “waves” of the pandemic, and will take appropriate actions in an effort to mitigate the COVID-19 pandemic’s negative effects on the Company’s operations and financial results.

The Company continues to focus on cost reduction and risk mitigation actions to address the ongoing impact from the COVID-19 pandemic as well as other macroeconomic headwinds, such as rising global inflation and a potential economic recession or contraction in the near future. The Company may generate additional liquidity through continued cost control initiatives as well as funds provided by selling certain assets or other strategic transactions, potentially subject to Bankruptcy Court approval. If sales decline, the Company’s cost control initiatives may include reductions in discretionary spend and reductions in investments in capital and permanent displays.

Second Quarter of 2022 Financing Transactions

On June 17, 2022, all or certain of the Debtors entered into (i) a superpriority, senior secured and priming debtor-in-possession asset-based revolving credit facility (the “DIP ABL Facility”), evidenced by a term sheet, in the maximum aggregate principal amount of $400 million, with certain financial institutions party thereto as lenders and MidCap Funding IV Trust, as administrative agent and collateral agent, (ii) a superpriority, senior secured and priming debtor-in-possession term loan credit facility (the “DIP Term Loan Facility”), in the aggregate principal amount of $575 million, with certain financial institutions party thereto as lenders and Jefferies Finance, LLC, as administrative agent and collateral agent, and (iii) a superpriority junior secured debtor-in-possession intercompany credit facility (the “Intercompany DIP Facility” and, together with the DIP ABL Facility and the DIP Term Loan Facility, the “DIP Facilities”) with the Debtors that are BrandCos (as defined in the BrandCo Credit Agreement, dated as of May 7, 2020 (as amended, modified or supplemented from time to time, the “BrandCo Credit Agreement”), by and among Products Corporation, the Company, the other loan parties and lenders party thereto and Jefferies Finance LLC, as administrative agent and each collateral agent) (the “BrandCos”). On June 17, 2022, the Bankruptcy Court approved the DIP Facilities on an interim basis pursuant to the Interim Order for the DIP Facilities (as defined herein) and the closing of these facilities occurred. On June 30, 2022, the Company and Products Corporation entered into that certain Super-Priority Senior Secured Debtor-in-Possession Asset-Based Credit Agreement (the “DIP ABL Credit Agreement”), by and among Products Corporation, as the Borrower, the Company, as Holdings, the lenders party thereto and MidCap Funding IV Trust, as Administrative Agent and Collateral Agent, which evidences the DIP ABL Facility and establishes certain additional terms and conditions that will govern the DIP ABL Facility. On August 2, 2022, the Bankruptcy Court approved the DIP Facilities on a final basis pursuant to the Final Order for the DIP Facilities (as defined herein). Borrowings of $575 million ($375 million was drawn on June 17, 2022 and $200 million was drawn on Aug 3, 2022) under the DIP Term Loan Facility and borrowings under the DIP ABL Facility are being used to, among other things, (i) refinance certain obligations under the Amended 2016 Revolving Credit Agreement and the 2021 Foreign Asset-Based Term Agreement and (y) for general corporate purposes.

The DIP ABL Facility, among other things, provides for (i) an asset-based revolving credit facility in the maximum aggregate amount of $270 million (the “Tranche A DIP ABL Facility”), the initial proceeds of which were used to refinance the Tranche A Revolving Secured Obligations (as defined in the Amended 2016 Revolving Credit Agreement), and (ii) an asset-based term loan facility in the amount of $130 million (the “SISO DIP ABL Facility”), the proceeds of which were used to refinance the SISO Secured Obligations (as defined in the Amended 2016 Revolving Credit Agreement). The remaining proceeds of the DIP ABL Facility will be used for general corporate purposes of the Debtors, including to pay expenses in connection with the Cases, in accordance with the terms of the Final Order (as defined in the DIP ABL Credit Agreement). The borrowing base in respect of the Tranche A DIP ABL Facility is consistent with the borrowing base under the Amended 2016 Revolving Credit Agreement (without giving effect to the accommodation provided for in Amendment No. 9 thereto and subject to an availability reserve of $25 million and a carve-out reserve for certain professional fees) and is subject to certain customary reserves.

The maturity date of the DIP ABL Facility is the earliest of (i) June 17, 2023 (the “Stated Maturity Date”), with an option to extend to the earlier of 180 days after the Stated Maturity Date and the extended maturity date of the DIP Term Loan Facility following the exercise by Products Corporation of its option to extend the maturity date thereunder; (ii) August 2, 2022, if a final order approving the DIP ABL Facility has not been entered by the Court on or before such date; (iii) the effective date of any chapter 11 plan for the reorganization of any Debtor; (iv) the consummation of any sale or other disposition of all or substantially all of the assets of the Debtors pursuant to Bankruptcy Code §363; (v) the date of the acceleration of the DIP ABL Facility and termination of the corresponding commitments in accordance with the definitive documents governing the DIP ABL Facility; (vi) the date the Court orders the conversion of the Cases of any of the Debtors to a chapter 7 liquidation, (vii) the rejection or termination of the BrandCo License Agreements (as defined in the DIP ABL Credit Agreement) and (viii) the dismissal of the Cases of any Debtor without the consent of the holders of more than 50% of the loans and commitments under the Tranche A DIP ABL Facility. The outstanding principal of the DIP ABL Facility is due and payable in full on the maturity date.

The DIP ABL Facility is secured by a perfected (i) first priority priming security interest and lien on substantially all assets of the Debtors (other than the BrandCos and Beautyge I, an exempted company incorporated in the Cayman Islands (“Beautyge I”)) constituting ABL Facility First Priority Collateral (as defined in the Amended 2016 Revolving Credit Agreement), (ii) junior priority priming security interest and lien on substantially all assets of the Debtors (other than the BrandCos and Beautyge I) constituting Term Facility First Priority Collateral (as defined in the Amended 2016 Revolving Credit Agreement), and (iii) security interests and liens on substantially all assets of the Debtors (other than the BrandCos and Beautyge I) that were not, on the Petition Date, subject to valid, unavoidable and perfected security interests and liens, pursuant to Bankruptcy Code §364(c)(2), with the following priority: if such collateral is of the same nature, scope and type as (a) ABL Facility First Priority Collateral, on a first priority basis, and (b) Term Facility First Priority Collateral, on a junior priority basis subject to the liens in favor of the DIP Term Loan Facility, the Intercompany DIP Facility and any adequate protection liens granted to certain of Products Corporation’s secured creditors (the collateral for the DIP ABL Facility, the “Opco DIP Collateral”). The DIP ABL Facility is subject to certain customary and appropriate conditions for financings of similar type.

Loans under the Tranche A DIP ABL Facility bear interest at a rate equal to an adjusted base rate plus 2.50% per annum, and loans under the SISO DIP ABL Facility bear interest at a rate equal to an adjusted base rate plus 4.75% per annum. In addition, the DIP ABL Facility requires payment of the following fees: (i) a closing fee equal to 1.00% of the amount of the commitments in respect of the Tranche A DIP ABL Facility, which was payable upon the closing of the DIP ABL Facility on June 17, 2022; (ii) a collateral management fee equal to 1.00% per annum of the average daily amount of outstanding loans under the Tranche A DIP ABL Facility; (iii) a commitment fee equal to 0.50% per annum of the average daily amount of unused commitments under the Tranche A DIP ABL Facility; and (iv) an exit fee equal to 0.50% of the principal amount of the commitments in respect of the Tranche A DIP ABL Facility plus the aggregate principal amount of the SISO DIP ABL Facility, payable upon the termination of the DIP ABL Facility.

The DIP ABL Facility is subject to customary affirmative and negative covenants and events of default for postpetition financing of this type, including, without limitation, customary “milestones” for progress in the Cases (including, without limitation, the filing of a disclosure statement to solicit votes on a plan of reorganization and the entry of an order by the Court confirming such plan of reorganization), a covenant requiring Products Corporation to repay loans in the event that Products Corporation and its subsidiaries hold cash and cash equivalents in excess of a specified amount and a covenant requiring that actual receipts, disbursements and net cash flow do not deviate from the amounts set forth in the applicable budget of the Debtors by more than certain specified amounts.

The DIP Term Loan Facility, among other things, provides for a term loan facility in the maximum aggregate amount of $1,025 million, $575 million of which is committed and a portion of the proceeds of which were used to refinance obligations under the 2021 Foreign Asset-Based Term Agreement. The remainder of the proceeds will be used for general corporate purposes of the Debtors, including to pay expenses in connection with the Cases, in accordance with the terms of the Final Order for the DIP Facilities.

The maturity date of the DIP Term Loan Facility is the earliest of (i) June 17, 2023, with an option to extend by up to 180 days at the option of Products Corporation; (ii) August 2, 2022, if a final order approving the DIP Term Loan Facility has not been entered by the Court on or before such date; (iii) the effective date of any chapter 11 plan for the reorganization of any Debtor; (iv) the consummation of any sale or other disposition of all or substantially all of the assets of the Debtors pursuant to Bankruptcy Code §363; and (v) the date of acceleration or termination of the DIP Term Loan Facility in accordance with the definitive documents governing the DIP Term Loan Facility. The outstanding principal of the DIP Term Loan Facility is due and payable in full on the maturity date.

The DIP Term Loan Facility is secured by a perfected (i) first priority priming security interest and lien on the Term Facility First Priority Collateral, (ii) junior priority priming security interest and lien on the ABL Facility First Priority Collateral, (iii) a first priority security interest and lien on substantially all the assets of the BrandCos and Beautyge I, and (iv) security interests and liens on substantially all assets of the Debtors that were not, on the Petition Date, subject to valid, unavoidable and perfected security interests and liens, pursuant to Bankruptcy Code §364(c)(2), with the following priority: if such collateral is of the same nature, scope and type as (a) Term Facility First Priority Collateral, on a first priority basis, and (b) ABL Facility First Priority Collateral, on a junior priority priming basis subject to the liens in favor of the ABL DIP Facility and any adequate protection liens granted to certain of Products Corporation’s secured creditors. In addition, within certain specified post-closing periods, the DIP Term Loan Facility will be guaranteed by the obligors under, and secured by substantially the same assets that secured, the 2021 Foreign Asset-Based Term Facility. The DIP Term Loan Facility includes certain customary and appropriate conditions for financings of similar type.

Loans under the DIP Term Loan Facility bear interest at a rate equal to, at the option of Products Corporation, the secured overnight financing rate plus 7.75% per annum or an adjusted base rate plus 6.75% per annum. In addition, the DIP Term Loan Facility provides for the following discounts and premiums: (i) an upfront discount equal to 1.00% of the amount of each borrowing thereunder, payable at the time of such borrowing; (ii) a backstop premium equal to 1.50% of the total commitments under the DIP Term Loan Facility, which was payable upon the closing of the DIP Term Loan Facility on June 17, 2022; (iii) a maturity extension premium equal to 0.50% of the amounts of the loans and commitments outstanding at the time of such extension, payable in the event the maturity date of the DIP Term Loan Facility is extended as described above; and (iv) a repayment premium equal to 1.00% of the principal amount of any loans under the DIP Term Loan Facility that are repaid, payable at the time of such repayment.

The DIP Term Loan Facility is subject to customary affirmative and negative covenants and events of default for postpetition financings of this type, including, without limitation, customary “milestones” for progress in the Cases (including, without limitation, the filing of a disclosure statement to solicit votes on a plan of reorganization and the entry of an order by the Court confirming such plan of reorganization), a covenant to maintain minimum liquidity and a covenant requiring that actual receipts, disbursements and net cash flow do not deviate from the amounts set forth in the applicable budget of the Debtors by more than certain specified amounts.

Pursuant to the Intercompany DIP Facility, term loans are automatically deemed to be provided by the BrandCos to Products Corporation in the amount of, and in satisfaction of the obligation of Products Corporation to pay, amounts payable from time to time by Products Corporation to the BrandCos under the BrandCo License Agreements. The loans under the Intercompany DIP Facility are secured by a fully perfected security interest and lien on all of the Opco DIP Collateral, immediately junior to the liens and security interests on the Opco DIP Collateral securing the DIP Term Loan Facility. The loans under the Intercompany DIP Facility (i) bear interest at a rate equal to an adjusted base rate plus 6.75%, which interest is payable in kind, and (ii) mature on the maturity date of the DIP Term Loan Facility.

The foregoing description of the DIP Facilities does not purport to be complete and is qualified in its entirety by reference to (i) the Super-Priority Senior Secured Debtor-in-Possession Asset-Based Credit Agreement, dated as of June 30, 2022, by and among Revlon Consumer Products Corporation, a debtor and debtor-in-possession under chapter 11 of the Bankruptcy Code, as the Borrower, Revlon, Inc., a debtor and debtor-in-possession under chapter 11 of the Bankruptcy Code, as Holdings, the lenders party thereto and MidCap Funding IV Trust, as Administrative Agent and Collateral Agent, which was attached as an exhibit to the Company’s and Products Corporation’s Current Report on Form 8-K filed with the SEC on July 7, 2022, (ii) the Superpriority Senior Secured Debtor-in-Possession Credit Agreement, dated as of June 17, 2022, by and among Revlon Consumer Products Corporation, a debtor and debtor-in-possession under chapter 11 of the Bankruptcy Code, as the Borrower, Revlon, Inc., a debtor and debtor-in-possession under chapter 11 of the Bankruptcy Code, as Holdings, the lenders party thereto and Jefferies Finance LLC, as Administrative Agent and Collateral Agent, which was attached as an exhibit to the Company’s and Products Corporation’s Report on Form 8-K filed with the SEC on June 23, 2022 and (iii) the Interim Order (i) authorizing the debtors to (a) obtain postpetition financing and (b) use cash collateral, (ii) granting liens and providing superpriority administrative expense status, (iii) granting adequate protection to the prepetition secured parties, (iv) modifying the automatic stay, (v) scheduling a final hearing, and (vi) granting related relief (collectively clauses (iii)(i)-(vi), the “Interim Order for the
DIP Facilities”), and (iv) the Final Order (i) authorizing the debtors to (a) obtain postpetition financing and (b) use cash collateral, (ii) granting liens and providing superpriority administrative expenses status, (iii) granting adequate protection to the prepetition secured parties, (iv) modifying the automatic stay, and (v) granting related relief (collectively clauses (iv)(i)-(vi), the "Final Order for the DIP Facilities").

The Company incurred approximately $14.8 million of new debt issuance costs in connection with the DIP Facilities, which were expensed during the second quarter to "Reorganization items, net" on the Company's Consolidated Statement of Operations and Comprehensive Loss.

First Quarter of 2022 Financing Transactions

Amendment No. 9 to the Amended 2016 Revolving Credit Agreement: Tranche A - Revolving Credit Facility and Second-In, Second-Out ("SISO") Term Loan Facility
On March 31, 2022, Products Corporation entered into Amendment No. 9 (“Amendment No. 9) to the asset-based revolving credit agreement, dated as of September 7, 2016, by and among Products Corporation and certain of its subsidiaries, as borrowers, the Company, as holdings, the lenders party thereto and Citibank, N.A., as administrative agent and collateral agent (as amended, the "Amended 2016 Revolving Credit Agreement" and the credit facility thereunder, the "Amended 2016 Revolving Credit Facility").

Amendment No. 9, among other things, made certain changes to the calculation of the borrowing base. Amendment No. 9 had the effect of temporarily increasing the borrowing base under the Amended 2016 Revolving Credit Agreement by up to $25 million until the earlier of (i) September 29, 2022 and (ii) the occurrence of an event of default or payment default (the “Amendment No. 9 Accommodation Period”). During the Amendment No. 9 Accommodation Period, Amendment No. 9 also established a reserve against availability under the Amended 2016 Revolving Credit Agreement in the amount of $10 million until June 29, 2022 and $15 million thereafter. Products Corporation was required to pay customary fees in connection with Amendment No. 9.
The Company incurred approximately $1.8 million of new debt issuance costs in connection with Amendment No. 9 to the 2016 Revolving Credit Agreement and SISO Term Loan Facility, which were expensed during the second quarter to "Reorganization items, net" on the Company's Consolidated Statement of Operations and Comprehensive Loss. The temporary increase in advance rates put in place by Amendment No. 9 is not included in the DIP ABL Facility.

First Amendment to 2021 Foreign Asset-Based Term Agreement
On March 30, 2022, Revlon Finance LLC, a Delaware limited liability company and wholly-owned subsidiary of Revlon (the “FABTL Borrower”), entered into the First Amendment (the “First Amendment”) to the 2021 Foreign Asset-Based Term Agreement.
The First Amendment, among other things, made certain changes to the calculation of the borrowing base that had the effect of temporarily increasing the borrowing base for one year after the effective date of the First Amendment. Initially the increase in the borrowing base was estimated to be approximately $7 million. The FABTL Borrower was required to pay customary fees in connection with the First Amendment. A portion of the proceeds of the DIP Term Loan Facility was used to refinance the 2021 Foreign Asset-Based Term Facility.

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
•During the second quarter of 2022, the deferred financing costs were expensed to "Reorganization items, net" on the Company's Consolidated Statement of Operations and Comprehensive Loss in accordance with ASC 852.

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
•During the second quarter of 2022, the deferred financing costs were expensed to "Reorganization items, net" on the Company's Consolidated Statement of Operations and Comprehensive Loss in accordance with ASC 852.

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

2021 Foreign Asset-Based Term Facility
On March 2, 2021 (the “2021 ABTL Closing Date”), Revlon Finance LLC (the “ABTL Borrower”), a wholly owned indirect subsidiary of Products Corporation, certain foreign subsidiaries of Products Corporation party thereto as guarantors, the lenders party thereto and Blue Torch Finance LLC, as administrative agent and collateral agent (the “ABTL Agent”), entered into an Asset-Based Term Loan Credit Agreement (the “2021 Foreign Asset-Based Term Agreement”, and the term loan facility thereunder, the “2021 Foreign Asset-Based Term Facility”). A portion of the proceeds of the DIP Term Loan Facility was used to refinance the 2021 Foreign Asset-Based Term Facility.

Principal and Maturity: The 2021 Foreign Asset-Based Term Facility provided for a U.S. dollar-denominated senior secured asset-based term loan facility in an aggregate principal amount of $75 million, the full amount of which was funded on the closing of the facility. On the 2021 ABTL Closing Date, approximately $7.5 million of the proceeds of the 2021 Foreign Asset-Based Term Facility were deposited in an escrow account by the ABTL Agent pending completion of certain post-closing perfection actions with respect to certain foreign real property of the guarantors constituting collateral securing the 2021 Foreign Asset-Based Term Facility. Such perfection actions were subsequently completed, and the escrowed funds were released to the ABTL Borrower. The 2021 Foreign Asset-Based Term Facility had an uncommitted incremental facility pursuant to which it could have been increased from time to time by up to the amount of the borrowing base in effect at the time such incremental facility was incurred, subject to certain conditions and the agreement of the lenders providing such increase. The proceeds of the loans under the 2021 Foreign Asset-Based Term Facility were used: (i) to repay in full the obligations under the 2018 Foreign Asset-Based Term Facility (the “ABTL Refinancing”); (ii) to pay fees and expenses in connection with the 2021 Foreign Asset-Based Term Facility and the ABTL Refinancing; and (iii) for working capital and other general corporate purposes. The 2021 Foreign Asset-Based Term Facility would have matured on March 2, 2024, subject to a springing maturity date of August 1, 2023 if, on such date, any principal amount of loans under the term loan credit agreement, dated as of September 7, 2016, by and among Products Corporation, as the borrower, the Company, as holdings, the lenders party thereto and Citibank, N.A., as administrative agent and collateral agent (as amended by Amendment No. 1 dated as of May 7, 2020, the “2016 Term Loan Agreement” and the credit facility thereunder, the “2016 Term Loan Facility”) due September 7, 2023 remained outstanding.

The 2021 Foreign Asset-Based Term Agreement required the maintenance of a borrowing base supporting the borrowing thereunder, evidenced with the delivery of biweekly borrowing base certificates customary for facilities of this type, with more frequent reporting required upon the triggering of certain events. The borrowing base calculation under the 2021 Foreign Asset-Based Term Facility was based on the sum of: (i) 80% of eligible accounts receivable (later increased to 90% for one year from the effective date of the First Amendment); (ii) 65% of the net orderly liquidation value of eligible finished goods inventory receivable (later increased to 75% for one year from the effective date of the First Amendment); and (iii) 45% of the mortgage value of eligible real property, in each case with respect to certain of Products Corporation’s subsidiaries organized in
Australia, Bermuda, Germany, Italy, Spain and Switzerland (the “ABTL Borrowing Base Guarantors”). The borrowing bases in each jurisdiction were subject to certain customary availability reserves set by the ABTL Agent.

Guarantees and Security: The 2021 Foreign Asset-Based Term Facility was guaranteed by the Borrowing Base Guarantors, as well as by the direct parent entities of each ABTL Borrowing Base Guarantor (not including Revlon, Inc. or Products Corporation) on a limited recourse basis (the “ABTL Parent Guarantors”) and by certain subsidiaries of Products Corporation organized in Mexico (the “ABTL Other Guarantors” and, together with the ABTL Borrower and the ABTL Borrowing Base Guarantors, the “ABTL Loan Parties”). The obligations of the ABTL Loan Parties and the ABTL Parent Guarantors under the 2021 Foreign Asset-Based Term Facility were secured by first-ranking pledges of the equity of each ABTL Loan Party (other than the Other Guarantors), the inventory and accounts receivable of the ABTL Borrowing Base Guarantors, the material bank accounts of each Loan Party, the material intercompany indebtedness owing to any Loan Party (including any intercompany loans made with the proceeds of the 2021 Foreign Asset-Based Term Facility) and certain other material assets of the ABTL Borrowing Base Guarantors, subject to customary exceptions and exclusions. The 2021 Foreign Asset-Based Term Facility included a cash dominion feature customary for transactions of this type.

Interest and Fees: Interest was payable on each interest payment date as set forth in the 2021 Foreign Asset-Based Term Agreement, and in any event at least quarterly, and accrued on borrowings under the 2021 Foreign Asset-Based Term Facility at a rate per annum equal to the LIBOR rate, with a floor of 1.50%, plus an applicable margin equal to 8.50%. The ABTL Borrower was obligated to pay certain fees and expenses in connection with the 2021 Foreign Asset-Based Term Facility, including a fee payable to Blue Torch Finance LLC for its services as Agent. Loans under the 2021 Foreign Asset-Based Term Facility could be prepaid without premium or penalty, subject to a prepayment premium equal to 3.0% of the aggregate principal amount of loans prepaid or repaid during the first year after the 2021 ABTL Closing Date, 2.0% of the aggregate principal amount of loans prepaid or repaid during the second year after the 2021 ABTL Closing Date and 1.0% of the aggregate principal amount of loans prepaid or repaid thereafter.

Affirmative and Negative Covenants: The 2021 Foreign Asset-Based Term Agreement contained certain affirmative and negative covenants that, among other things, limited the ABTL Loan Parties’ ability to, subject to various exceptions and qualifications: (i) incur additional debt; (ii) incur liens; (iii) sell, transfer or dispose of assets; (iv) make investments; (v) make dividends and distributions on, or repurchases of, equity; (vi) make prepayments of contractually subordinated or junior lien debt; (vii) enter into certain transactions with their affiliates, including amending certain material intercompany agreements or trade terms; (viii) enter into sale-leaseback transactions; (ix) change their lines of business; (x) restrict dividends from their subsidiaries or restrict liens; (xi) change their fiscal year; and (xii) modify the terms of certain debt. The ABTL Parent Guarantors were subject to certain customary holding company covenants. The ability of the Loan Parties to make certain intercompany asset sales, investments, restricted payments and prepayments of intercompany debt was contingent on certain "cash movement conditions" or "payment conditions" being met, which among other things, required a certain level of liquidity for the applicable Loan Party to effect such type of transactions. The 2021 Foreign Asset-Based Term Agreement also contained a financial covenant requiring the ABTL Loan Parties to maintain a minimum average balance of cash and cash equivalents of $3.5 million, tested monthly, based on the last 10 business days of each month, subject to certain cure rights. The 2021 Foreign Asset-Based Term Agreement also contained certain customary representations, warranties and events of default.

Prepayments: The ABTL Borrower was required to prepay loans under the 2021 Foreign Asset-Based Term Facility to the extent that outstanding loans exceeded the borrowing base. In lieu of a mandatory prepayment, the Loan Parties could deposit cash into a designated U.S. bank account with the ABTL Agent that was subject to a control agreement (such cash, the “Qualified Cash”). If an event of default occurred and was continuing, the Qualified Cash could be applied, at the ABTL Agent’s option, to prepay the loans under the 2021 Foreign Asset-Based Term Facility. If the borrowing base subsequently exceeded the outstanding loans, the ABTL Borrower could withdraw Qualified Cash from such bank account to the extent of such excess. In addition, the 2021 Foreign Asset-Based Term Facility was subject to mandatory prepayments from the net proceeds from the incurrence by the Loan Parties of debt not permitted thereunder.

The proceeds from the 2021 Foreign Asset-Based Term Facility were used to extinguish the entire amount outstanding under the 2018 Foreign Asset-Based Term Facility as of the closing date, which was due on July 9, 2021. In connection with such extinguishment, approximately $1.0 million of pre-existing unamortized deferred financing costs were expensed within "Amortization of Debt Issuance Costs" on the Company’s Consolidated Statement of Operations and Comprehensive Loss for the year ended December 31, 2021. In accordance with the terms of the 2021 Foreign Asset-Based Term Agreement, approximately $13.8 million of the proceeds from the transaction were held in escrow and are recorded within "Prepaid expenses and other assets" on the Company's Consolidated Balance Sheet as of December 31, 2021.

The Company incurred approximately $3.2 million of new debt issuance costs in connection with the closing of the 2021 Foreign Asset-Based Term Facility, which are amortized within "Amortization of debt issuance costs" in accordance with the effective interest method over the term of the facility.

Changes in Cash Flows

As of June 30, 2022, the Company had cash, cash equivalents and restricted cash of $313.5 million, compared with $102.5 million at December 31, 2021. The following table summarizes the Company’s cash flows from operating, investing and financing activities for the periods presented:

	Six Months Ended June 30,
	2022	2021
Net cash used in operating activities	$(44.5)	$(39.3)
Net cash used in investing activities	(4.5)	(0.8)
Net cash provided by financing activities	244.2	67.0
Effect of exchange rate changes on cash and cash equivalents	(2.6)	(1.0)
Net increase in cash, cash equivalents and restricted cash	192.6	25.9
Cash, cash equivalents and restricted cash at beginning of period	120.9	102.5
Cash, cash equivalents and restricted cash at end of period	$313.5	$128.4

Operating Activities
Net cash used in operating activities was $44.5 million and $39.3 million for the six months ended June 30, 2022 and 2021, respectively. The increase in cash used in operating activities for the six months ended June 30, 2022, compared to the six months ended June 30, 2021, was primarily driven by a higher net loss, partially offset by favorable working capital changes.

Investing Activities
Net cash used in investing activities was $4.5 million for the six months ended June 30, 2022, compared to $0.8 million for the six months ended June 30, 2021 primarily due to an increase in capital expenditures during the six months ended June 30, 2022.

Financing Activities
Net cash provided by financing activities was $244.2 million and $67.0 million for the six months ended June 30, 2022 and 2021, respectively.
Net cash provided by financing activities for the six months ended June 30, 2022 primarily included:
•$375.0 million of borrowings under the DIP Term Loan Facility with the foregoing partially offset by:
•$75.0 million of repayments under the 2021 Foreign Asset-Based Term Facility
•$21.2 million of repayments under the Tranche A DIP ABL Facility
•$16.8 million of payment of financing costs incurred in connection with the six months ended June 30, 2022 refinancing transactions, comprised of: (i) approximately $14.8 million of payments of financing costs incurred in connection with the DIP Term Loan Facility; (ii) approximately $2.1 million of payments of financing costs incurred in connection with the first quarter of 2022 refinancing transactions;
•$6.6 million of pre-petition interest payments in connection with the troubled debt restructuring accounting treatment of the 5.75% Senior Notes Exchange Offer, which were deemed as return of principal to the participating lenders;
•$4.7 million of repayments under the 2020 BrandCo Facilities;
•$2.3 million of repayments under the 2016 Term Loan Facility;
•$0.6 million of net repayments under the Amended 2016 Revolving Credit Agreement; and
•$0.3 million of decreases in short-term borrowings and overdraft.
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
•$4.7 million of repayments under the 2020 BrandCo Facility; and
• $4.6 million of repayments under the 2016 Term Loan Facility.

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

Covenants
Products Corporation was in compliance with all applicable covenants under the DIP Facilities as of June 30, 2022. As a result of the Bankruptcy Petitions, Products Corporation was not in compliance with all applicable covenants under the BrandCo credit agreement, dated as of May 7, 2020, by and among Products Corporation, as borrower, the Company, as holdings, the lenders party thereto and Jefferies Finance, LLC as administrative agent and collateral agent (as amended by Amendment No. 1 dated as of November 13, 2020, the "BrandCo Credit Agreement" and the credit facilities thereunder, the "2020 BrandCo Facilities"); the Amended 2016 Revolving Credit Agreement and the 2016 Term Loan Agreement (collectively, the "2016 Credit Agreements"); the 2021 Foreign Asset-Based Term Agreement; as well as the indenture governing its 6.25% Senior Notes due 2024 (such notes, the "6.25% Senior Notes" and the related indenture, the "6.25% Senior Notes Indenture"), in each case as of June 30, 2022. At June 30, 2022, the aggregate principal amounts outstanding and availability under Products Corporation’s various revolving credit facilities were as follows:

	Commitment	Borrowing Base	Aggregate principal amount outstanding at June 30, 2022	Availability at June 30, 2022 (a)
Tranche A DIP ABL Facility due 2023	$270.0	$87.8	$87.8	$—
SISO DIP ABL Facility due 2023	130.0	130.0	130.0	—
2020 ABL FILO Term Loans	50.0	43.9	50.0	—
(a) Availability as of June 30, 2022 is based upon the Tranche A Revolving borrowing base then in effect under Tranche A DIP ABL Facility of $87.8 million which includes a $6.0 million reserve for the shortfall of the borrowing base that supports the 2020 ABL FILO Term Loans compared to the corresponding aggregate principal amount outstanding of $50 million), less $87.8 million then drawn.

Sources and Uses

The Company’s principal sources of funds are expected to be operating revenues, cash on hand and funds that may be available from time to time for borrowing under the DIP Facilities and other permissible borrowings. The DIP Facilities contain certain provisions that by their terms limit Products Corporation's and its subsidiaries’ ability to, among other things, incur additional debt, subject to certain exceptions.

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

The Company’s cash contributions to its pension and post-retirement benefit plans in the six months ended June 30, 2022 were $3.8 million. The Company expects that cash contributions to its pension and post-retirement benefit plans will be approximately $5.1 million in the aggregate for 2022. The Company’s cash taxes paid, net of refund in the six months ended June 30, 2022 were $6.4 million. The Company expects to pay net cash taxes totaling approximately $0 million to $10 million in the aggregate during 2022.

The Company’s purchases of permanent wall displays and capital expenditures in the six months ended June 30, 2022 were $9.2 million and $4.5 million, respectively. The Company expects that purchases of permanent wall displays will total approximately $35 million to $40 million in the aggregate during 2022 and expects that capital expenditures will total approximately $15 million to $20 million in the aggregate during 2022.
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
Continuing to execute the Company’s business initiatives could include taking advantage of additional opportunities to reposition, repackage or reformulate one or more brands or product lines, launching additional new products, acquiring businesses or brands (including, without limitation, through licensing transactions), divesting or discontinuing non-core business lines (which may include exiting certain territories), further refining the Company’s approach to retail merchandising and/or taking further actions to optimize its manufacturing, sourcing and organizational size and structure. Any of these actions, the intended purpose of which would be to create value through improving the Company's financial performance, could result in the Company making investments and/or recognizing charges related to executing against such opportunities. Any such activities may be funded with operating revenues, cash on hand, funds that may be available from time to time under the DIP Facilities, other permissible borrowings and/or other permitted additional sources of capital, which actions could increase the Company’s total debt.
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
The Company expects that operating revenues, cash on hand and funds that may be available from time-to-time for borrowing under the DIP Facilities and other permissible borrowings will be sufficient to enable the Company to pay its operating expenses for 2022, including payments in connection with the purchase of permanent wall displays, capital expenditures, debt service payments and costs, cash tax payments, pension and other post-retirement plan contributions, payments in connection with the Company’s restructuring programs, such as, currently, primarily the RGGA program, severance not otherwise included in the Company’s restructuring programs, business and/or brand acquisitions (including, without limitation, through licensing transactions), if any, debt and/or equity repurchases, if any, costs related to litigation, discontinuing non-core business lines and/or entering and/or exiting certain territories and/or channels of trade. The Company also expects to generate additional liquidity from strategic initiatives and cost reductions resulting from the implementation of, currently, primarily the RGGA program, cost reductions generated from other cost control initiatives, price increases, as well as funds provided by selling certain assets.
There can be no assurance that available funds will be sufficient to meet the Company’s cash requirements on a consolidated basis, as, among other things, the Company’s liquidity can be impacted by a number of factors, including its level of sales, costs and expenditures, as well as accounts receivable and inventory, which serve as the principal variables impacting the amount of liquidity available under the DIP ABL Facility. For example, subject to certain exceptions, revolving loans under the DIP ABL Facility must be prepaid to the extent that outstanding loans exceed the applicable borrowing base, consisting of certain accounts receivable, inventory and real estate. For information regarding certain risks related to the Company’s indebtedness and cash flows, see Item 1A. “Risk Factors” in the Company's 2021 Form 10-K and the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022 (the "First Quarter 10-Q").
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
Any such developments, if significant, could reduce the Company’s revenues and operating income and could adversely affect Products Corporation’s ability to comply with certain financial and/or other covenants under the DIP Facilities and in such event the Company could be required to take measures, including, among other things, reducing discretionary spending. For further discussion of certain risks associated with the Company's business and indebtedness, see Item 1A. "Risk Factors" in the Company's 2021 Form 10-K and the First Quarter 10-Q.

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

REVLON, INC. AND SUBSIDIARIES

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the fiscal period covered by this Report on Form 10-Q. Based upon such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of June 30, 2022.

(b) Changes in Internal Control Over Financial Reporting ("ICFR"). There have not been any changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

REVLON, INC. AND SUBSIDIARIES

Forward-Looking Statements
This Quarterly Report on Form 10-Q for the period ended June 30, 2022, as well as the Company's other public documents and statements, may contain forward-looking statements that involve risks and uncertainties, which are subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on the beliefs, expectations, estimates, projections, assumptions, forecasts, plans, anticipations, targets, outlooks, initiatives, visions, objectives, strategies, opportunities, drivers, focus and intents of the Company's management. While the Company believes that its estimates and assumptions are reasonable, the Company cautions that it is very difficult to predict the impact of known and unknown factors, and, of course, it is impossible for the Company to anticipate all factors that could affect its results. The Company's actual results may differ materially from those discussed in such forward-looking statements. Such statements include, without limitation, the Company's expectations, plans and estimates (whether qualitative or quantitative) as to:
(i)the outcome of the Company's Chapter 11 Cases in the Bankruptcy Court;

(ii)the Company's debtor-in-possession financing and the various conditions to which such debtor-in-possession financing is subject and the risk that these conditions may not be satisfied for various reasons, including for reasons outside of the Company's control;
(iii)the Company's future financial performance and/or sales growth;
(iv)the effect on sales of decreased consumer spending in response to weak economic conditions or weakness in the consumption of beauty products in one or more of the Company's segments, whether due to COVID-19 or otherwise; geopolitical risks, such as the ongoing Russia-Ukraine conflict; macroeconomic headwinds, such as high inflation or a potential recession/economic contraction; adverse changes in tariffs, foreign currency exchange rates, foreign currency controls and/or government-mandated pricing controls; decreased sales of the Company's products as a result of increased competitive activities by the Company's competitors and/or decreased performance by third-party suppliers, whether due to shortages of raw materials or otherwise, changes in consumer purchasing habits, including with respect to retailer preferences and/or among sales channels; inventory management by the Company's customers; inventory de-stocking by certain retail customers; space reconfigurations or reductions in display space by the Company's customers; retail store closures in the brick-and-mortar channels where the Company sells its products, as consumers continue to shift purchases to online and e-commerce channels; changes in pricing, marketing, advertising and/or promotional strategies by the Company's customers; less than anticipated results from the Company's existing or new products or from its advertising, promotional, pricing and/or marketing plans; or if the Company's expenses, including, without limitation, for the purchase of permanent displays, capital expenditures, debt service payments and costs, cash tax payments, pension and other post-retirement plan contributions, payments in connection with the Company's restructuring programs, severance not otherwise included in the Company's restructuring programs, business and/or brand acquisitions (including, without limitation, through licensing transactions), if any, additional debt and/or equity repurchases, if any, costs related to litigation, discontinuing non-core business lines and/or entering and/or exiting certain territories and/or channels of trade, advertising, promotional and marketing activities or for sales returns related to any reduction of space by the Company's customers, product discontinuances or otherwise, exceed the anticipated level of expenses;
(v)the Company's belief that continuing to execute its business initiatives could include taking advantage of additional opportunities to reposition, repackage or reformulate one or more brands or product lines, launching additional new products, acquiring businesses or brands (including through licensing transactions, if any), divesting or discontinuing non-core business lines (which may include exiting certain territories), further refining its approach to retail merchandising and/or taking further actions to optimize its manufacturing, sourcing and organizational size and structure, any of which, the intended purpose would be to create value through improving the Company's financial performance, could result in the Company making investments and/or recognizing charges related to executing against such opportunities, which activities may be funded with operating revenues, cash on hand, funds available under the DIP Facilities, other permissible borrowings and/or other permitted additional sources of capital, which actions could increase the Company's total debt;
(vi)the Company's plans to remain focused on its 3 key strategic pillars to drive its future success and growth, including (1) strengthening its iconic brands through innovation and relevant product portfolios; (2) building its capabilities to better communicate and connect with its consumers through media channels where they spend the most time; and (3) ensuring availability of its products where consumers shop, both in-store and increasingly online;
(vii)the effect of restructuring activities, restructuring costs and charges, the timing of restructuring payments and the benefits from such activities;
(viii)the Company's expected principal sources of funds, including operating revenues, cash on hand and funds available for borrowing under the DIP Facilities, and other permissible borrowings, as well as the availability of funds from the Company taking certain measures, including, among other things, reducing discretionary spending and the Company's expectation to generate additional liquidity from cost reductions resulting from its cost reduction initiatives, as well as funds provided by selling certain assets;
(ix)the Company's expected principal uses of funds, including amounts required for payment of operating expenses including in connection with the purchase of permanent wall displays; capital expenditure requirements; debt service payments and costs; cash tax payments; pension and other post-retirement benefit plan contributions; payments in connection with the Company's restructuring programs; severance not otherwise included in the Company's restructuring programs; business and/or brand acquisitions (including, without limitation, through licensing transactions), if any; debt and/or equity repurchases, if any; costs related to litigation; and payments in connection with discontinuing non-core business lines and/or exiting and/or entering certain territories and/or channels of trade (including, without limitation, that the Company may also, from time-to-time, seek to retire or purchase its outstanding debt obligations and/or equity in open market purchases, block trades, privately negotiated purchase transactions or otherwise and may seek to refinance some or all of its indebtedness based upon market conditions and that any such retirement or purchase of debt and/or equity may be funded with operating cash flows of the business or other sources and will depend upon prevailing market conditions, liquidity requirements, contractual restrictions and other factors, and the amounts involved may be material); and its estimates of the amount and timing of such operating and other expenses;
(x)matters concerning the impact on the Company from changes in interest rates and foreign exchange rates;
(xi)the Company's expectation to efficiently manage its working capital, including, among other things, initiatives intended to optimize inventory levels over time; centralized procurement to secure discounts and efficiencies; prudent management of trade receivables, accounts payable and controls on general and administrative spending; and the Company's belief that in the ordinary course of business, its source or use of cash from operating activities may vary on a quarterly basis as a result of a number of factors, including the timing of working capital flows;
(xii)the Company's expectations regarding its future net periodic benefit cost for its U.S. and international defined benefit plans;
(xiii)the Company's expectation that its tax provision and effective tax rate in any individual quarter and year-to-date period will vary and may not be indicative of the Company's tax provision and effective tax rate for the full year and the Company's expectations regarding whether it will be required to establish additional valuation allowances on its deferred tax assets; and
(xiv)the Company's belief that the outcome of all pending legal proceedings in the aggregate is not reasonably likely to have a material adverse effect on the Company's business, prospects, results of operations, financial condition and/or cash flows, but that in light of the uncertainties involved in legal proceedings generally, the ultimate outcome of a particular matter could be material to the Company's operating results for a particular period depending on, among other things, the size of the loss or the nature of the liability imposed and the level of the Company's income for that particular period;

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
Investors are advised, however, to consult any additional disclosures the Company made or may make in the Company's 2021 Form 10-K and in its Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, in each case filed with the SEC (which, among other places, can be found on the SEC's website at http://www.sec.gov, as well as on the Company's corporate website at www.revloninc.com). Except as expressly set forth in this Quarterly Report on Form 10-Q, the information available from time-to-time on such websites shall not be deemed incorporated by reference into this Quarterly Report on Form 10-Q. A number of important factors could cause actual results to differ materially from those contained in any forward-looking statement. (See also Item 1A. "Risk Factors" in this Quarterly Report on Form 10-Q for risks associated with the Chapter 11 Cases and the 2021 Form 10-K and the First Quarter 10-Q for further discussion of risks associated with the Company's business). In addition to factors that may be described in the Company's filings with the SEC, including this filing, the following factors, among others, could cause the Company's actual results to differ materially from those expressed in any forward-looking statements made by the Company:
(i)Various risks associated with the Chapter 11 Cases, including, but not limited to, the Debtors’ ability to obtain Bankruptcy Court approval with respect to motions in the Bankruptcy Petitions, the effects of the Bankruptcy Petitions on the Company and on the interests of various stakeholders, Bankruptcy Court rulings during the Chapter 11 Cases and the outcome of the Chapter 11 Cases in general, the length of time the Debtors will remain in Chapter 11, risks associated with any third-party motions during the Chapter 11 Cases, the potential adverse effects of the Chapter 11 Cases on the Company’s liquidity or results of operations and increased legal and other professional costs necessary to execute the Company’s reorganization, the conditions to which the Company’s debtor-in-possession financing is subject and the risk that these conditions may not be satisfied for various reasons, including for reasons outside of the Company’s control, whether the Company will emerge, in whole or in part, from insolvency proceedings as a going concern, employee attrition and the Company’s ability to retain senior management and other key personnel due to the distractions and uncertainties imposed in part by the Chapter 11 Cases and the trading price and volatility of the Company’s common stock;
(ii)unanticipated circumstances or results affecting the Company's financial performance and or sales growth, including: greater than anticipated levels of consumers choosing to purchase their beauty products through e-commerce and other social media channels and/or greater than anticipated declines in the brick-and-mortar retail channel, or either of those conditions occurring at a rate faster than anticipated; the Company's inability to address the pace and impact of the new commercial landscape, such as its inability to enhance its e-commerce and social media capabilities and/or increase its penetration of e-commerce and social media channels; the Company's inability to drive a successful long-term omni-channel strategy and significantly increase its e-commerce penetration; difficulties, delays and/or the Company's inability to (in whole or in part) develop and implement effective content to enhance its online retail position, improve its consumer engagement across social media platforms and/or transform its technology and data to support efficient management of its digital infrastructure; the Company incurring greater than anticipated levels of expenses and/or debt to facilitate the foregoing objectives, which could result in, among other things, less than anticipated revenues and/or profitability; decreased consumer spending in response to weak economic conditions or weakness in the consumption of beauty products in one or more of the Company's segments, whether attributable to COVID-19 or otherwise; adverse changes in tariffs, foreign currency exchange rates, foreign currency controls and/or government-mandated pricing controls; decreased sales of the Company's products as a result of increased competitive activities by the Company's competitors; decreased performance by third-party suppliers, whether due to COVID-19, shortages of raw materials or otherwise; and/or supply disruptions at the Company's manufacturing facilities, whether attributable to COVID-19 or shortages of raw materials, components, and labor, or transportation constraints or otherwise; changes in consumer preferences, such as reduced consumer demand for the Company's color cosmetics and other current products, including new product launches; changes in consumer purchasing habits, including with respect to retailer preferences and/or among sales channels, whether attributable to COVID-19 or otherwise; lower than expected customer acceptance or consumer acceptance of, or less than anticipated results from, the Company's existing or new products, whether attributable to COVID-19 or otherwise; higher than expected retail store closures in the brick-and-mortar channels where the Company sells its products, as consumers continue to shift purchases to online and e-commerce channels, whether attributable to COVID-19 or otherwise; higher than expected purchases of permanent displays, capital expenditures, debt service payments and costs, cash tax payments, pension and other post-retirement plan contributions, payments in connection with the Company's restructuring programs, severance not otherwise included in the Company's restructuring programs, business and/or brand acquisitions (including, without limitation, through licensing transactions), if any, debt and/or equity repurchases, if any, costs related to litigation, discontinuing non-core business lines and/or entering and/or exiting certain territories and/or channels of trade, advertising, promotional and marketing activities or for sales returns related to any reduction of space by the Company's customers, product discontinuances or otherwise or lower than expected results from the Company's advertising, promotional, pricing and/or marketing plans, whether attributable to COVID-19 or otherwise; decreased sales of the Company’s existing or new products, whether attributable to COVID-19 or otherwise; actions by the Company's customers, such as greater than expected inventory management and/or de-stocking, and greater than anticipated space reconfigurations or reductions in display space and/or product discontinuances or a greater than expected impact from pricing, marketing, advertising and/or promotional strategies by the Company's customers, whether attributable to COVID-19 or otherwise; and changes in the competitive environment and actions by the Company's competitors, including, among other things, business combinations, technological breakthroughs, implementation of new pricing strategies, new product offerings, increased advertising, promotional and marketing spending and advertising, promotional and/or marketing successes by competitors;

(iii)in addition to the items discussed in (i) above, the effects of and changes in economic conditions (such as volatility in the financial markets, whether attributable to COVID-19 or otherwise, inflation, increasing interest rates, monetary conditions and foreign currency fluctuations, tariffs, foreign currency controls and/or government-mandated pricing controls, as well as in trade, monetary, fiscal and tax policies in international markets), political conditions (such as military actions and terrorist activities) and natural disasters;
(iv)unanticipated costs or difficulties or delays in completing projects associated with continuing to execute the Company's business initiatives or lower than expected revenues or the inability to create value through improving the Company's financial performance as a result of such initiatives, including lower than expected sales, or higher than expected costs, including as may arise from any additional repositioning, repackaging or reformulating of one or more brands or product lines, launching of new product lines, including higher than expected expenses, including for sales returns, for launching its new products, acquiring businesses or brands (including through licensing transactions, if any), divesting or discontinuing non-core business lines (which may include exiting certain territories or converting the Company's go-to-trade structure in certain countries to other business models), further refining its approach to retail merchandising and/or difficulties, delays or increased costs in connection with taking further actions to optimize the Company's manufacturing, sourcing, supply chain or organizational size and structure (including difficulties or delays in and/or the Company's inability to optimally implement its restructuring programs and/or less than expected benefits from such programs and/or more than expected costs in implementing such programs, which could cause the Company not to realize the projected cost reductions), as well as the unavailability of cash generated by operations, cash on hand and/or funds under the DIP Facilities, and/or other permissible borrowings and/or from other permissible additional sources of capital to fund such potential activities;
(v)difficulties, delays in or less than expected results from the Company's efforts to execute on its 3 key strategic pillars to drive its future success and growth, including, without limitation: (1) less than effective new product development and innovation, less than expected acceptance of its new products and innovations by the Company's consumers and/or customers in one or more of its segments and/or less than expected levels of execution vis-à-vis its new product launches with its customers in one or more of its segments or regions, in each case whether attributable to COVID-19 or otherwise; (2) less than expected levels of advertising, promotional and/or marketing activities for its new product launches, less than expected acceptance of its advertising, promotional, pricing and/or marketing plans and/or brand communication by consumers and/or customers in one or more of its segments, less than expected investment in advertising, promotional and/or marketing activities or greater than expected competitive investment, in each case whether attributable to COVID-19 or otherwise; and/or (3) difficulties or disruptions impacting the Company's ability to ensure availability of its products where consumers shop, both in-store and increasingly online, including, without limitation, difficulties with, delays in or the inability to achieve the Company’s expected results, such as due to, among other things, the Company’s business experiencing greater than anticipated disruptions due to COVID-19 related uncertainty or other related factors making it more difficult to maintain relationships with employees, business partners or governmental entities and/or other unanticipated circumstances, trends or events affecting the Company’s financial performance, including decreased consumer spending in response to the COVID-19 pandemic and related conditions and restrictions, weaker than expected economic conditions due to the COVID-19 pandemic and its related restrictions and conditions continuing for periods longer than currently estimated, or other weakness in the consumption of beauty-related products, lower than expected acceptance of the Company’s new products, adverse changes in foreign currency exchange rates, decreased sales of the Company’s products as a result of increased competitive activities by the Company’s competitors, the unavailability of one or more forms of additional credit in the current capital markets and/or decreased performance by third party suppliers;
(vi)difficulties, delays or unanticipated costs or charges or less than expected cost reductions and other benefits resulting from the Company's restructuring activities, higher than anticipated restructuring charges and/or payments and/or changes in the expected timing of such charges and/or payments; and/or less than expected additional sources of liquidity from such initiatives;
(vi)lower than expected operating revenues, cash on hand and/or funds available under the DIP Facilities, and/or other permissible borrowings or generated from cost reductions resulting from the implementation of cost control initiatives, and/or from selling certain assets; higher than anticipated operating expenses, such as referred to in clause (viii) below; and/or less than anticipated cash generated by the Company's operations or unanticipated restrictions or taxes on repatriation of foreign earnings;
(vii)the unavailability of funds under the DIP Facilities, and/or other permissible borrowings; the unavailability of funds from difficulties, delays in or the Company's inability to take other measures, such as reducing discretionary spending and/or less than expected liquidity from cost reductions resulting from the implementation of its restructuring programs and from other cost reduction initiatives, and/or from selling certain assets;
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
(xiii)unanticipated adverse effects on the Company's business, prospects, results of operations, financial condition and/or cash flows as a result of unexpected developments with respect to the Company's legal proceedings; and/or
(xiv)difficulties or delays that could affect the Company's ability to consummate one or more transactions, such as due to the Company's respective businesses experiencing disruptions due to transaction-related uncertainty or other factors.

Factors other than those listed above could also cause the Company's results to differ materially from expected results. This discussion is provided pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.

The Company cautions that trading in the Company’s securities during the pendency of the Chapter 11 Cases is highly speculative and poses substantial risks. Trading prices for the Company’s securities may bear little or no relationship to the actual recovery, if any, by holders of the Company’s securities in the Chapter 11 Cases. Holders of shares of the Company’s Class A common stock could experience a complete loss on their investment, depending on the outcome of the Chapter 11 Cases.

REVLON, INC. AND SUBSIDIARIES

Website Availability of Reports, Corporate Governance Information and Other Financial Information
The Company maintains a comprehensive corporate governance program, including Corporate Governance Guidelines for Revlon’s Board of Directors, Revlon’s Board Guidelines for Assessing Director Independence and the charter for Revlon’s Audit Committee. Revlon maintains a corporate investor relations website, www.revloninc.com, where stockholders and other interested persons may review, without charge, among other things, Revlon's corporate governance materials and certain SEC filings (such as Revlon's Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, current reports on Form 8-K, proxy statements, annual reports, Section 16 reports reflecting certain changes in the stock ownership of Revlon’s directors and Section 16 officers, and certain other documents filed with the SEC), each of which are generally available on the same business day as the filing date with the SEC on the SEC’s website http://www.sec.gov. Products Corporation's SEC filings are also available on the SEC's website http://www.sec.gov. In addition, under the section of the website entitled, "Corporate Governance," Revlon posts printable copies of the latest versions of its Corporate Governance Guidelines, Board Guidelines for Assessing Director Independence and charters for Revlon's Audit Committee, as well as the Company's Code of Conduct and Business Ethics, which includes the Company's Code of Ethics for Senior Financial Officers, and the Audit Committee Pre-Approval Policy. From time-to-time, the Company may post on www.revloninc.com certain presentations that may include material information regarding its business, financial condition and/or results of operations. The business and financial materials and any other statement or disclosure on, or made available through, the websites referenced herein shall not be deemed incorporated by reference into this report.

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

On June 15, 2022, the Debtors filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. The information contained in Note 1-General-Going Concern of the notes to the condensed consolidated financial statements is incorporated herein by reference. As a result of such bankruptcy filings, substantially all proceedings pending against the Debtors have been stayed.

Item 1A. Risk Factors

In addition to the other information in this Quarterly Report on Form 10-Q, when evaluating the Company’s business, investors should consider carefully the below risk factors which have been updated since the Company’s 2021 Form 10-K and the First Quarter 10-Q.

The risk factors in this Quarterly Report on Form 10-Q below should be carefully considered, including the risk factors discussed in “Risk Factors” and other risks discussed in our 2021 Form 10-K and the First Quarter 10-Q. These risks could materially and adversely affect our results, operations, outlooks, plans, goals, growth, reputation, cash flows, liquidity, and stock price. Our business also could be affected by risks that we are not presently aware of or that we currently consider immaterial to our operations.

Risks Associated with Chapter 11 Proceedings

We are subject to the risks and uncertainties associated with Chapter 11 proceedings.

For the duration of our Chapter 11 proceedings, our operations and our ability to develop and execute our business plan, as well as our continuation as a going concern, are subject to the risks and uncertainties associated with bankruptcy. These risks include the following:

•our ability to develop, confirm and consummate a Chapter 11 plan or alternative restructuring transaction;
•our ability to obtain and/or maintain court approval with respect to motions filed in Chapter 11 proceedings from time to time;
•our ability to operate within the restrictions and the liquidity limitations of the DIP Facilities and any related orders entered by the Bankruptcy Court in connection with the Chapter 11 Cases;
•our ability to obtain sufficient financing to allow us to emerge from bankruptcy and execute our business plan of reorganization post-emergence;
•our ability to maintain our relationships with our suppliers, vendors, customers, employees and other third parties;
•our ability to maintain contracts that are critical to our operations;
•our ability to execute on our business plan;
•our ability to attract, motivate and retain key employees;
•the high costs of bankruptcy and related fees;
•the ability of third parties to seek and obtain court approval to terminate contracts and other agreements with us;
•the ability of third parties to seek and obtain court approval to terminate or shorten the exclusivity period for us to propose and confirm a Chapter 11 plan, to appoint a Chapter 11 trustee, or to convert the Chapter 11 proceedings to a Chapter 7 proceeding;
•the actions and decisions of our creditors and other third parties who have interests in our Chapter 11 proceedings that may be inconsistent with our plans;
•our ability to remain listed on the NYSE; and
•uncertainties and continuing risks associated with our ability to achieve our stated goals and continue as a going concern.

Delays in our Chapter 11 Cases increase the risks of us being unable to reorganize our business and emerge from bankruptcy and increase our costs associated with the bankruptcy process.

REVLON, INC. AND SUBSIDIARIES

These risks and uncertainties could affect our business and operations in various ways. For example, negative events associated with our Chapter 11 proceedings could adversely affect our relationships with our suppliers, vendors, customers, employees, and other third parties, which in turn could adversely affect our operations and financial condition. Also, we need the prior approval of the Bankruptcy Court for transactions outside the ordinary course of business, which may limit our ability to respond timely to certain events or take advantage of certain opportunities. Because of the risks and uncertainties associated with our Chapter 11 proceedings, we cannot accurately predict or quantify the ultimate impact of events that will occur during our Chapter 11 proceedings that may be inconsistent with our plans.

Operating under Bankruptcy Court protection for a long period of time may harm our business.

Our future results are dependent upon the successful confirmation and implementation of a plan of reorganization. A long period of operations under Bankruptcy Court protection could have a material adverse effect on our business, financial condition, results of operations and liquidity. So long as the Chapter 11 proceedings continue, our senior management will be required to spend a significant amount of time and effort dealing with the reorganization instead of focusing exclusively on our business operations. A prolonged period of operating under Bankruptcy Court protection also may make it more difficult to retain management and other key personnel necessary to the success and growth of our business.

Additionally, so long as the Chapter 11 proceedings continue, we will be required to incur significant costs for professional fees and other expenses associated with the administration of the Chapter 11 proceedings. We have secured commitments for the DIP Facilities in an aggregate principal amount of $975 million, which was approved by the Bankruptcy Court on a final basis on August 2, 2022.

Furthermore, we cannot predict the ultimate amount of all settlement terms for the liabilities that will be subject to a plan of reorganization. Even once a plan of reorganization is approved and implemented, our operating results may be adversely affected by the possible reluctance of prospective lenders and other counterparties to do business with a company that recently emerged from Chapter 11 proceedings.

The Chapter 11 Cases limit the flexibility of our management team in running our business.

While we operate our businesses as debtors-in-possession under supervision by the Bankruptcy Court, we are required to obtain the approval of the Bankruptcy Court and, in some cases, certain lenders prior to engaging in activities or transactions outside the ordinary course of business. Bankruptcy Court approval of non-ordinary course activities entails preparation and filing of appropriate motions with the Bankruptcy Court, negotiation with creditors’ committees and other parties-in-interest and one or more hearings. The creditors’ committees and other parties-in interest may be heard at any Bankruptcy Court hearing and may raise objections with respect to these motions. This process may delay major transactions and limit our ability to respond quickly to opportunities and events in the marketplace. Furthermore, in the event the Bankruptcy Court does not approve a proposed activity or transaction, we would be prevented from engaging in activities and transactions that we believe are beneficial to us.

We may not be able to obtain confirmation of a Chapter 11 plan of reorganization.

To emerge successfully from Bankruptcy Court protection as a viable entity, we must meet certain statutory requirements with respect to adequacy of disclosure with respect to the plan of reorganization, solicit and obtain the requisite acceptances of such a plan and fulfill other statutory conditions for confirmation of such a plan, which have not occurred to date. The confirmation process is subject to numerous, unanticipated potential delays, including a delay in the Bankruptcy Court’s commencement of the confirmation hearing regarding our plan of reorganization.

We may not receive the requisite acceptances of constituencies in the Chapter 11 proceedings to confirm our plan. Even if the requisite acceptances of our plan are received, the Bankruptcy Court may not confirm such a plan. The precise requirements and evidentiary showing for confirming a plan, notwithstanding its rejection by one or more impaired classes of claims or equity interests, depends upon a number of factors including, without limitation, the status and seniority of the claims or equity interests in the rejecting class (i.e., secured claims or unsecured claims or subordinated or senior claims). If a Chapter 11 plan of reorganization is not confirmed by the Bankruptcy Court, it is unclear whether we would be able to reorganize our business and what, if anything, holders of claims against us would ultimately receive with respect to their claims.

There can be no assurance as to whether we will successfully reorganize and emerge from the Chapter 11 proceedings or, if we do successfully reorganize, as to when we would emerge from the Chapter 11 proceedings. If we are unable to successfully reorganize, we may not be able to continue our operations.

REVLON, INC. AND SUBSIDIARIES

Our long-term liquidity requirements and the adequacy of our capital resources are difficult to predict at this time.

We face uncertainty regarding the adequacy of our liquidity and capital resources. In addition to the cash requirements necessary to fund ongoing operations, we have incurred significant professional fees and other costs in connection with preparation for the Chapter 11 proceedings and expect that we will continue to incur significant professional fees and costs throughout our Chapter 11 proceedings. In addition, we must comply with the covenants of our DIP Facilities and other agreements associated therewith in order to continue to access our borrowings thereunder. We cannot assure you that cash on hand, cash flow from operations and the DIP Facilities will be sufficient to continue to fund our operations and allow us to satisfy our obligations related to the Chapter 11 proceedings until we are able to emerge from the Chapter 11 proceedings.

Our liquidity, including our ability to meet our ongoing operational obligations, is dependent upon, among other things: (i) our ability to comply with the terms and conditions of our DIP Facilities and associated agreements, (ii) our ability to comply with the terms and conditions of any cash collateral order that may be entered by the Bankruptcy Court in connection with the Chapter 11 proceedings, (iii) our ability to maintain adequate cash on hand, (iv) our ability to generate cash flow from operations, (v) our ability to develop, confirm and consummate a Chapter 11 plan or other alternative restructuring transaction, and (vi) the cost, duration and outcome of the Chapter 11 proceedings.

As a result of the Chapter 11 proceedings, our financial results may be volatile and may not reflect historical trends.

During the Chapter 11 proceedings, we expect our financial results to continue to be volatile as restructuring activities and expenses, contract terminations and rejections, and claims assessments significantly impact our condensed consolidated financial statements. As a result, our historical financial performance is likely not indicative of our financial performance after the date of the bankruptcy filing. In addition, if we emerge from Chapter 11, the amounts reported in subsequent condensed consolidated financial statements may materially change relative to historical consolidated financial statements, including as a result of revisions to our operating plans pursuant to a plan of reorganization. We also may be required to adopt fresh start accounting, in which case our assets and liabilities will be recorded at fair value as of the fresh start reporting date, which may differ materially from the recorded values of assets and liabilities on our consolidated balance sheets. Our financial results after the application of fresh start accounting also may be different from historical trends.

We may be subject to claims that will not be discharged in the Chapter 11 proceedings, which could have a material adverse effect on our financial conditions and results of operations.

The Bankruptcy Code provides that the confirmation of a plan of reorganization discharges a debtor from substantially all debts arising prior to confirmation. With few exceptions, all claims that arose prior to June 15, 2022, or before confirmation of the plan of reorganization (i) would be subject to compromise and/or treatment under the plan of reorganization and/or (ii) would be discharged in accordance with the terms of the plan of reorganization. Any claims not ultimately discharged through the plan of reorganization could be asserted against the reorganized entities and may have an adverse effect on our financial condition and results of operations on a post-reorganization basis.

The Debtors may be unable to comply with restrictions imposed by the agreements governing the DIP Facilities and the Debtors' other financing arrangements.

The agreements governing the DIP Facilities impose a number of obligations and restrictions on the Debtors. The Debtors’ ability to borrow under the DIP Facilities is subject to the satisfaction of certain customary conditions precedent set forth therein. Covenants of the DIP Facilities would include general affirmative covenants, as well as negative covenants such as prohibiting us from incurring or permitting debt, investments, liens or dispositions unless specifically permitted. Failure to comply with these covenants would result in an event of default under the DIP Facilities and permit the lenders thereunder to exercise remedies under the loan documentation for the DIP Facilities. The Debtors’ ability to comply with these provisions may be affected by events beyond their control and their failure to comply, or obtain a waiver in the event the Debtors cannot comply with a covenant, could result in an event of default under the agreements governing the DIP Facilities and the Debtors’ other financing arrangements.

We may experience increased levels of employee attrition as a result of the Chapter 11 proceedings.

As a result of the Chapter 11 proceedings, we may experience increased levels of employee attrition, and our employees likely will face considerable distraction and uncertainty. A loss of key personnel or material erosion of employee morale could adversely affect our business and results of operations. Our ability to engage, motivate and retain key employees or take other measures intended to motivate and incentivize key employees to remain with us through the pendency of the Chapter 11 proceedings may be limited by restrictions on implementation of incentive programs under the Bankruptcy Code. The loss of services of members of our senior management team could impair our ability to execute our strategy and implement operational initiatives, which would be likely to have a material adverse effect on our business, financial condition and results of

REVLON, INC. AND SUBSIDIARIES

operations. In order to mitigate the risk of attrition of key employees, the Debtors implemented a key employee retention plan which was approved by the Bankruptcy Court on July 22, 2022.

Senior management may leave the Debtors during the pendency of the Chapter 11 proceedings if not adequately compensated.

The Bankruptcy Code limits a debtor’s ability to pay bonus compensation to insiders absent court approval. If we are unable to obtain sufficient creditor support and court approval of any insider incentive bonus program, our senior management team will be substantially undercompensated compared to both our market peers and their compensation prior to the Chapter 11 proceedings. There can be no assurance that members of management will continue to work for the Company under such circumstances. Should the Company lose all or part of the senior management team during the pendency of the Chapter 11 proceedings, we may experience substantial disruption and value destruction as a result.

Our post-bankruptcy capital structure is yet to be determined, and any changes to our capital structure may have a material adverse effect on existing debt and security holders, including holders of our Class A common stock.

Our post-bankruptcy capital structure has yet to be determined and will be set pursuant to a plan that requires Bankruptcy Court approval. The reorganization of our capital structure may include exchanges of new debt or equity securities for our existing debt, equity securities, and claims against us. Such new debt may be issued at different interest rates, payment schedules and maturities than our existing debt securities. Existing equity securities are subject to a high risk of being cancelled. The success of a reorganization through any such exchanges or modifications will depend on approval by the Bankruptcy Court and the willingness of existing debt and security holders to agree to the exchange or modification, subject to the provisions of the Bankruptcy Code, and there can be no guarantee of success. If such exchanges or modifications are successful, holders of our debt or of claims against us may find their holdings no longer have any value or are materially reduced in value, or they may be converted to equity and be diluted or may be modified or replaced by debt with a principal amount that is less than the outstanding principal amount, longer maturities and reduced interest rates. Holders of our Class A common stock may also find that their holdings no longer have any value and face highly uncertain or no recoveries under a plan. There can be no assurance that any new debt or equity securities will maintain their value at the time of issuance. If existing debt or equity holders are adversely affected by a reorganization, it may adversely affect our ability to issue new debt or equity in the future. Although we cannot predict how the claims and interests of stakeholders in the Chapter 11 Cases, including holders of Class A common stock, will ultimately be resolved, we expect that Class A common stockholders will not receive a recovery through any plan unless the holders of more senior claims and interests, such as secured and unsecured indebtedness (which is currently trading at a significant discount), are paid in full. Consequently, there is a significant risk that the holders of our Class A common stock would receive no recovery under the Chapter 11 Cases and that our Class A common stock will be worthless.

Any Chapter 11 plan that we may implement will likely be based in large part upon assumptions and analyses developed by us. If these assumptions and analyses prove to be incorrect, or adverse market conditions persist or worsen, our plan may be unsuccessful in its execution.

Any Chapter 11 plan that we may implement will affect both our capital structure and the ownership, structure and operation of our remaining businesses and will likely reflect assumptions and analyses based on our experience and perception of historical trends, current conditions and expected future developments, as well as other factors that we consider appropriate under the circumstances. Whether actual future results and developments will be consistent with our expectations and assumptions depends on a number of factors, including but not limited to (i) our ability to substantially change our capital structure; and (ii) the overall strength and stability of general economic conditions, both in the U.S. and in global markets. The failure of any of these factors could materially adversely affect the successful reorganization of our businesses.

In addition, any plan of reorganization will likely rely upon financial projections, including with respect to revenues, consolidated adjusted EBITDA, capital expenditures, debt service and cash flow. Financial forecasts are necessarily speculative, and it is likely that one or more of the assumptions and estimates that are the basis of these financial forecasts will not be accurate. In our case, the forecasts will be even more speculative than normal, because they may involve fundamental changes in the nature of our capital structure. Accordingly, we expect that our actual financial condition and results of operations will differ, perhaps materially, from what we have anticipated. Consequently, there can be no assurance that the results or developments contemplated by any plan of reorganization we may implement will occur or, even if they do occur, that they will have the anticipated effects on us and our subsidiaries or our businesses or operations. The failure of any such results or developments to materialize as anticipated could materially adversely affect the successful implementation of any plan of reorganization.

We may be subject to claims that will not be discharged in the Chapter 11 cases, which could have a material adverse effect on our financial condition and results of operations.

The Bankruptcy Code provides that the confirmation of a Chapter 11 plan of reorganization discharges a debtor from substantially all debts arising prior to confirmation. With few exceptions, all claims that arose prior to confirmation of the plan of reorganization (i) would be subject to compromise and/or treatment under the plan of reorganization and (ii) would be

REVLON, INC. AND SUBSIDIARIES

discharged in accordance with the Bankruptcy Code and the terms of the plan of reorganization. The Company is not currently aware of any material claims that would not be discharged in the Chapter 11 cases, however, any claims not ultimately discharged through a Chapter 11 plan of reorganization could be asserted against the reorganized entities and may have an adverse effect on our financial condition and results of operations on a post-reorganization basis.

In certain instances, a Chapter 11 case may be converted to a case under Chapter 7 of the Bankruptcy Code, in which case our Class A common stock would likely be worthless.

We have not yet negotiated a plan of reorganization with our creditors. There can be no assurance as to whether we will successfully reorganize and emerge from the Chapter 11 proceedings or, if we do successfully reorganize, as to when we would emerge from the Chapter 11 proceedings. If the Bankruptcy Court finds that it would be in the best interest of creditors and/or the Debtors, the Bankruptcy Court may convert our Chapter 11 bankruptcy cases to cases under Chapter 7 of the Bankruptcy Code. In such event, a Chapter 7 trustee would be appointed or elected to liquidate the Debtors’ assets for distribution in accordance with the priorities established by the Bankruptcy Code. The Debtors believe that liquidation under Chapter 7 would result in significantly smaller distributions being made to the Debtors’ creditors than those provided for in a Chapter 11 plan or reorganization because of (i) the likelihood that the assets would have to be sold or otherwise disposed of in a disorderly fashion over a short period of time rather than reorganizing or selling in a controlled manner the Debtors’ businesses as a going concern, (ii) additional administrative expenses involved in the appointment of a Chapter 7 trustee, and (iii) additional expenses and claims, some of which would be entitled to priority, that would be generated during the liquidation and from the rejection of leases and other executory contracts in connection with a cessation of operations.

The Chapter 11 proceedings may cause our Class A Common Stock to decrease in value materially or may render our Class A Common Stock worthless.

We have a substantial amount of indebtedness that is senior to the Company’s existing shares of Class A Common Stock in our capital structure. Recoveries in the Chapter 11 Cases for holders of Class A Common Stock, if any, will depend upon our ability to negotiate and confirm a plan, the terms of such plan, the performance of our business, the value of our assets and other factors. Although we cannot predict how our Class A Common Stock will be treated under a plan at this time, the Class A common stockholders may not receive a material, or any, recovery unless the holders of more senior claims and interests, such as secured and unsecured indebtedness (which is currently trading at a significant discount), are paid in full. Consequently, there is a significant risk that the holders of our Class A Common Stock will receive little or no recovery under the Chapter 11 Cases and that our Class A Common Stock will decrease in value materially or become worthless.

Trading in shares of our Class A Common Stock during the pendency of the Chapter 11 proceedings is highly speculative and you could lose all or part of your investment.

The price of our Class A Common Stock has been volatile following the commencement of the Chapter 11 Cases and may decrease in value. Accordingly, any trading in our Class A Common Stock during the pendency of our Chapter 11 Cases is highly speculative and poses substantial risks to purchasers of our Class A Common Stock. Furthermore, we have experienced extreme price and volume fluctuations in our Class A Common Stock that have often been unrelated or disproportionate to the operating performance of our Company and/or macro-industry and macroeconomic trends. For example, on August 2, 2022, the closing price of our Class A Common Stock was $8.89 despite the fact that our 6.25% Senior Unsecured Notes due 2024 traded at a steep discount to par. These price and volume fluctuations have been due in large part to trading activity by retail investors and/or short sellers which has put and may continue to put pressure on the supply and demand for our Class A Common Stock, further increasing volatility in its market price. These and other external factors have caused and may continue to cause the market price and demand for our Class A Common Stock to fluctuate substantially. Accordingly, we cannot assure you of the liquidity of an active trading market, your ability to sell your shares of our Class A Common Stock when desired, or the prices that you may obtain for your shares of our Class A Common Stock.

In the past, following periods of extreme volatility in the market price of a company’s securities, securities class-action litigation has often been instituted against that company. Securities litigation against us could result in substantial costs and a diversion of our management’s attention and resources.

Future sales or issuances of our Class A Common Stock in the public markets, or the perception that such sales may occur, could adversely affect the trading price of our Class A Common Stock.

Any future sales of a substantial number of shares of our Class A Common Stock in the public markets, including by our significant stockholders, directors or officers, or the perception that such sales may occur, could adversely affect the price of our Class A Common Stock. We cannot predict the effect, if any, that market sales of those shares of Class A Common Stock, or the perception that those shares may be sold, will have on the market price of our Class A Common Stock.

REVLON, INC. AND SUBSIDIARIES

In connection with the Chapter 11 Cases and subject to approval by the Bankruptcy Court, we may issue equity securities or securities or other instruments convertible or exchangeable into shares of our Class A Common Stock. Any issuance of a significant amount of equity securities or securities or other instruments convertible or exchangeable into shares of our Class A Common Stock may result in substantial dilution to existing shareholders of our Class A Common Stock.

In connection with the Chapter 11 Cases and subject to approval by the Bankruptcy Court, we may issue equity securities or securities or other instruments convertible or exchangeable into shares of our Class A Common Stock. For example, we have received unsolicited proposals for issuances of equity securities or securities or other instruments convertible or exchangeable into shares of our Class A Common Stock. Although such proposals are subject to conditions unlikely to be satisfied, to the extent that we receive actionable proposals and we issue a significant amount of equity securities or securities or other instruments convertible or exchangeable into shares of our Class A Common Stock as part of the Chapter 11 proceedings, our holders of Class A Common Stock may experience substantial dilution.

We may not be able to maintain a listing of our Class A Common Stock on the NYSE, which could adversely affect the value and liquidity of our Class A Common Stock and our ability to raise capital.

On June 16, 2022, we received a letter from the staff of NYSE Regulation ("NYSE Regulation") stating that it had determined to commence proceedings to delist our Class A Common Stock from the NYSE. NYSE Regulation reached its decision that we are no longer suitable for listing pursuant to NYSE Listed Company Manual Section 802.01D after we filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code. We appealed the delisting decision in a timely manner and requested a hearing before the NYSE. The date of the hearing has been set for October 13, 2022. At this time, and provided the Company continues to comply with the NSYE's continued listing requirements, our Class A Common Stock is currently expected to remain listed and trade on the NYSE pending resolution of the appeal. There can be no assurance that the NSYE will grant the Company's request for continued listing at the hearing and whether there will be equity value in the Company's Class A Common Stock. The Company does not know the timing of any delisting event if the outcome of the appeal is adverse. Delisting our Class A Common Stock may adversely impact its liquidity, impair our stockholders’ ability to buy and sell our Class A Common Stock, impair our ability to raise capital, and the market price of our Class A Common Stock could decrease. Delisting our Class A Common Stock could also adversely impact the perception of our financial condition and have additional negative ramifications, including loss of confidence by our employees, the loss of institutional investor interest and fewer business opportunities.

Risks Related to the Company’s Industry, Business and Operations

The Company depends on its Oxford, North Carolina facility for production of a substantial portion of its products. Prolonged and significant disruptions, delays or reductions in capacity at this facility and/or at other Company or third-party facilities at which the Company's products are manufactured could have a material adverse effect on the Company's business, prospects, results of operations, financial condition and/or cash flows. Such delays, difficulties and reductions in capacity in manufacturing can result in product shortages, declines in sales, and reputational impact as well as significant remediation and related costs associated with addressing such shortages.

The Company produces a substantial portion of its products at its Oxford, North Carolina facility. Significant unscheduled downtime or a reduction in capacity at this facility, or at other Company facilities and/or third-party facilities at which the Company's products are manufactured, whether due to the impact of the Company’s Chapter 11 filing and related vendor negotiations or to equipment breakdowns, power failures, natural disasters (due to climate change or otherwise), pandemics (including COVID-19), weather conditions hampering delivery schedules, shortages of raw materials and products, technology disruptions or other disruptions, including those caused by transitioning manufacturing across these facilities, or any other cause could have a material adverse effect on the Company's ability to provide products to its customers, which could have a material adverse effect on the Company's sales, business, prospects, reputation, results of operations, financial condition and/or cash flows. For example, as of June 30, 2022, the Oxford, North Carolina facility was operating at 30% of its target production rate. While we expect continued improvements in production capacity at our Oxford, North Carolina facility as more vendors become unlocked and orders are released, there can be no assurance that improvements, if any, will be sustained into the second half of 2022, including the upcoming important holiday retail season. Additionally, if product sales exceed the Company's forecasts, internal or third-party production capacities and/or the Company's ability to procure sufficient levels of finished goods, raw materials and/or components from third-party suppliers, the Company could, from time-to-time, not have an adequate supply of products to meet customer demands, which could have a material adverse effect on the Company's business, prospects, reputation, results of operations, financial condition and/or cash flows.

REVLON, INC. AND SUBSIDIARIES

Volatility in costs, together with delays and disruptions in the supply of materials and services, as a result of continued global supply chain disruptions and ongoing vendor negotiations during the Chapter 11 proceedings, have had and could continue to have an adverse effect on the Company's business, prospects, results of operations, financial condition and/or cash flows.

The Company purchases raw materials, including essential oils, alcohols, chemicals, containers and packaging components, from various third-party suppliers. Substantial cost increases, delays and the unavailability of raw materials or other commodities, as a result of ongoing vendor negotiations during the Chapter 11 proceedings and continued global supply chain disruptions, and higher costs for energy, transportation and other necessary services have adversely affected and may continue to adversely affect the Company’s profit margins if it is unable to wholly or partially offset them, such as by achieving cost efficiencies in its supply chain, manufacturing and/or distribution activities. In addition, the Company purchases certain finished goods, raw materials, packaging and other components from single-source suppliers or a limited number of suppliers and if the Company is required to find alternative sources of supply, these new suppliers may have to be qualified under applicable industry, governmental and Company-mandated vendor standards, which can require additional investment and be time-consuming. Any significant disruption to the Company’s manufacturing or sourcing of products or raw materials, packaging and other components for any reason (including the recent global supply chain disruptions) could materially impact the Company’s inventory levels and interrupt and delay the Company’s supply of products to its retail customers. For example, as disclosed in the Debtors’ filings in the Chapter 11 Cases, the Company is currently unable to timely fill almost one-third of customer demand for its products. Furthermore, the Company currently expects to be able to ship only 67% of its orders during the upcoming holiday retail season. While the Company is working to expedite lower level components to address the expected shipping shortfall during the holiday season, there can be no assurance that the Company’s efforts will be successful.

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

General Business and Regulatory Risks

Adverse economic conditions could have a material adverse effect on the Company's business, prospects, results of operations, financial condition and/or cash flows and/or on the financial condition of its customers and suppliers.

Consumer spending on beauty products is influenced by general economic conditions and the availability of discretionary income. Adverse economic conditions, such as a recession, in the United States or any of the other countries in which we do significant business, or protracted periods of high inflation or high energy prices may contribute to higher unemployment levels, decreased consumer spending, reduced credit availability and declining consumer confidence and demand, any of which poses a risk to our business. Any sustained economic downturn in the United States or any of the other countries in which we conduct significant business, may cause significant readjustments in both the volume and mix of our product sales, which could materially and adversely affect our business, operating results and financial condition. Additionally, disruptions in the credit and other financial markets and economic conditions could, among other things, impair the financial condition of one or more of the Company's customers or suppliers, thereby increasing the risk of customer bad debts or non-performance by suppliers, which could have a material adverse effect on the Company's business, prospects, results of operations, financial condition and/or cash flows. If we are unable to successfully navigate adverse economic conditions, including offsetting the impact of high inflation and high energy prices on our business, our business, financial condition, and results of operations may be adversely affected.

The ongoing conflict between Russia and Ukraine has caused, and is currently expected to continue to cause, negative effects on geopolitical conditions and the global economy, including financial markets, inflation, and the global supply chain, which could have an adverse impact on our business, financial condition and results of operations.

In February 2022, Russian military forces launched a full-scale military invasion of Ukraine that has resulted in an ongoing military conflict between the two countries. The length, impact and outcome of the ongoing military conflict in Ukraine is highly unpredictable, and the conflict has caused, and is currently expected to continue to cause, global political, economic, and social instability, disruptions to the global economy, financial systems, international trade, the global supply chain and the transportation and energy sectors, among others.

Russia’s recognition of two separatist republics in the Donetsk and Luhansk regions of Ukraine and subsequent military action against Ukraine have led to an unprecedented expansion of sanction programs imposed by the United States, the European Union, the United Kingdom, Canada, Switzerland, Japan and other countries against Russia, Belarus, the Crimea Region of Ukraine, the so-called Donetsk People’s Republic and the so-called Luhansk People’s Republic. The situation is

REVLON, INC. AND SUBSIDIARIES

rapidly evolving as a result of the conflict in Ukraine, and the United States, the European Union, the United Kingdom and other countries may implement additional sanctions, export controls or other measures against Russia, Belarus and other countries, regions, officials, individuals or industries in the respective territories. Such sanctions and other measures, as well as the existing and potential further responses from Russia or other countries to such sanctions, tensions and military actions, could adversely affect the global economy and financial markets and could adversely affect our business, financial condition and results of operations.

We continue to monitor the situation in Ukraine and are assessing its impact on our business, including our business partners and customers. We have suspended our operations with our indirect subsidiary, Beautyge Russia. We have no way to predict the progress or outcome of the conflict in Ukraine or its impacts in Ukraine, Russia or Belarus as the conflict, and any resulting government reactions, are rapidly developing and beyond our control. The extent and duration of the military action, sanctions and resulting market disruptions could be significant and could potentially have substantial impact on the global economy and our business for an unknown period of time. Any of the above-mentioned factors could affect our business, financial condition and results of operations.

Item 3. Default upon Senior Securities

As previously disclosed by the Company, the filing of the Bankruptcy Petitions on June 15, 2022 constituted an event of default that accelerated the Company’s obligations under the following debt instruments:

•Term Loan Agreement, dated as of September 7, 2016 (as amended, modified or supplemented from time to time), by and among Products Corporation, the Company, certain lenders party thereto and Citibank, N.A., as administrative agent and collateral agent, related to $874.7 million outstanding aggregate principal amount of loans;

•Asset-Based Revolving Credit Agreement, dated as of September 7, 2016 (as amended, modified or supplemented from time to time), by and among Products Corporation, certain local borrowing subsidiaries from time to time party thereto, the Company, certain lenders party thereto and MidCap Funding IV Trust, as administrative agent and collateral agent, related to $289.6 million outstanding aggregate principal amount of loans, consisting of $109.6 million of Tranche A revolving loans, $50.0 million of 2020 ABL FILO Term Loans and $130.0 million of SISO Term Loan Facility loans;

•BrandCo Credit Agreement, dated as of May 7, 2020 (as amended, modified or supplemented from time to time), by and among Products Corporation, the Company, the other loan parties and lenders party thereto and Jefferies Finance LLC, as administrative agent, related to $1,873.2 million outstanding aggregate principal amount of loans; and

•Indenture, dated as of August 4, 2016 (as amended, modified or supplemented from time to time), between Products Corporation and U.S. Bank National Association, as Trustee, governing the 6.25% Senior Notes which mature on August 1, 2024, of which $431.3 million aggregate principal amount were outstanding.

The debt instruments set forth above provide that as a result of the Bankruptcy Petitions, the principal and interest due thereunder shall be immediately due and payable. Any efforts to enforce such payment obligations under the debt instruments set forth above are automatically stayed as a result of the Bankruptcy Petitions, and the creditors’ rights of enforcement in respect of the debt instruments set forth above are subject to the applicable provisions of the Bankruptcy Code. In addition, the filing of the Bankruptcy Petitions and resulting event of default under the debt instruments set forth above constituted an event of default under the 2021 Foreign Asset-Based Term Agreement. The 2021 Foreign Asset-Based Term Agreement lenders agreed not to enforce remedies, subject to the terms and conditions of a First Forbearance Agreement and Second Amendment to the Asset-Based Term Loan Credit Agreement dated as of June 15, 2022, and the 2021 Foreign Asset-Based Term Agreement was subsequently repaid in full and discharged.

Item 5. Other Information

Retirement of Victoria Dolan as Chief Financial Officer

On August 8, 2022, Victoria Dolan, Chief Financial Officer of the Company, notified the Company of her intention to retire from her position as Chief Financial Officer of the Company, effective September 30, 2022.

Appointment of Matthew Kvarda as Interim Chief Financial Officer

On August 8, 2022, the Board of Directors of the Company appointed Matthew Kvarda, 51, as Interim Chief Financial Officer of the Company, effective October 1, 2022, until a permanent Chief Financial Officer is appointed. Mr. Kvarda is a

REVLON, INC. AND SUBSIDIARIES

Managing Director at Alvarez & Marsal North America, LLC (“Alvarez & Marsal”) in Los Angeles, California where he has worked since 2004. Prior to joining Alvarez & Marsal, Mr. Kvarda was a Senior Director at KPMG LLP, from 2002 to 2003. Mr. Kvarda was also a Senior Director with Arthur Andersen & Co. from 1996 to 2002. He also served as an Assistant Vice President at Bank America from 1992 to 1996. Mr. Kvarda earned a bachelor’s degree in economics from the University of California, San Diego, and an MBA from the University of California, Los Angeles.

In connection with Mr. Kvarda’s appointment as Interim Chief Financial Officer of the Company, the Company entered into an amendment to its engagement letter with Alvarez & Marsal (the “Amendment”). Pursuant to the terms of the Amendment, the Company will pay Alvarez & Marsal a monthly fixed fee of $165,000 for Mr. Kvarda’s service as Interim Chief Financial Officer. The Amendment is subject to approval by the Bankruptcy Court.

There is no family relationship between Mr. Kvarda and any director, executive officer, or person chosen by the Company to become a director or executive officer, nor are there any arrangements between any of Mr. Kvarda and any other persons pursuant to which Mr. Kvarda was selected to serve as an officer. There are no transactions to which the Company or any of its subsidiaries is a party and in which Mr. Kvarda has a direct or indirect material interest subject to disclosure under Item 404(a) of Regulation S-K.

Operation of Chapter 11

Chapter 11 is the principal business reorganization chapter of the Bankruptcy Code. Under Chapter 11, a debtor is authorized to reorganize its business for the benefit of itself, its creditors and equity security holders, which includes a debtor’s shareholders. Another goal of Chapter 11 is to promote equality of treatment for similarly situated creditors and equality of treatment for similarly situated equity security holders, in each case, with respect to the distribution of a debtor’s value or assets.

The commencement of a Chapter 11 case creates an estate that is comprised of all of the legal and equitable interests of the debtor as of the filing date. The Bankruptcy Code generally provides that the debtor may continue to operate its business in the ordinary course and remain in possession of its property as a “debtor in possession.” The consummation of a plan of reorganization is the principal objective of a Chapter 11 case. A plan of reorganization sets forth the means for satisfying claims against and equity interests in a debtor. Confirmation and consummation of a plan of reorganization by the Bankruptcy Court makes the plan binding upon the debtor, any issuer of securities under the plan, any person or entity acquiring property under the plan and any creditor of, or equity security holder in, the debtor, whether or not such creditor or equity security holder (i) is impaired under or has accepted the plan or (ii) receives or retains any property under the plan. Subject to certain limited exceptions and other than as provided in the plan itself or the order of the bankruptcy court approving the plan (a “confirmation order”), the confirmation order discharges the debtor from any debt that arose prior to the date of confirmation of the plan and substitutes therefore the obligations specified under the confirmed plan, and terminates all rights and interests of existing equity security holders.

The reorganization of a debtor’s capital structure under a plan of reorganization may include, among other things, exchanges of new debt or equity securities for existing claims against and/or equity securities in the debtor. As previously disclosed, existing equity securities in a debtor, however, are subject to a high risk of being cancelled through a Chapter 11 plan of reorganization without receiving any consideration or otherwise receiving any value. The reason for this high risk of cancellation is because equity securities in a debtor generally sit last in line of priority in bankruptcy. This is referred to as the “absolute priority rule.” Under the absolute priority rule, unless holders of more senior claims otherwise agree, holders of equity securities are generally precluded from receiving any value unless and until holders of claims or interests senior to them are paid in full. Therefore, equity securities are subordinate to all claims against the debtor, including, claims with valid, perfected security interests in collateral, unsecured priority claims related to, among other things, administration of and the preservation of the value of a debtor’s bankruptcy estate, other secured and unsecured debt, and other general unsecured claims, including trade creditors.

Background to Chapter 11 Cases

As previously disclosed in the Company’s First Quarter 10-Q, the Company has been adversely affected by rising global inflation and global supply chain issues. The Chapter 11 Cases were necessitated primarily by, among other things, the impact of rising global inflation and global supply chain issues, which accelerated in mid-May 2022 and led to a liquidity shortfall. As disclosed in the Debtors’ filings in the Chapter 11 Cases, the Company is currently unable to timely fill almost one-third of customer demand for its products, due to an inability to source a sufficient and regular supply of raw materials. As a result of the liquidity shortfall and an inability to obtain out-of-court financing, the Company was unable to meet its obligations under its debt instruments and consequently voluntarily filed for Chapter 11 bankruptcy protection on June 15, 2022.

REVLON, INC. AND SUBSIDIARIES

Financing During Chapter 11

Debtors often need funding to cover ongoing operating expenses and the expenses of a Chapter 11 case. It is common for a debtor to meet such need through a debtor-in-possession, or DIP, loan. A DIP loan often takes the form of a new secured debt facility that has priority over prebankruptcy secured and unsecured creditors and a claim with super-priority over administrative expenses (including vendor and employee claims) incurred during Chapter 11 and over all other claims. While a DIP loan offers the benefit of a source of funding that is well-established in the market and under the Bankruptcy Code, its priority over other claims reduces the recovery available to other junior creditors and interest holders, including equity security holders. Additionally, it is common for a DIP loan to contain certain, sometimes significant, restrictions on the ability of the debtor to operate its business during bankruptcy.

It is not common for a debtor to seek equity financing during a bankruptcy case. Such equity financing, unlike a DIP loan, does not impose restrictions on a debtor’s operations and does not take priority over other creditors and equity security holders, thereby potentially improving the possibility that equity security holders could receive a recovery in a plan of reorganization as compared to raising financing through a DIP loan that would be senior to any equity securities in the Debtors. Nonetheless, investing in the equity securities of any company, including the Company, while it is in bankruptcy involves significant risks. The circumstances of each bankruptcy case are unique, but it is commonplace for equity securities to be cancelled as a result of bankruptcy without the holders thereof receiving any value. As previously disclosed, recoveries in the Chapter 11 Cases for holders of the Company’s Class A Common Stock, if any, will depend upon our ability to negotiate and confirm a plan, the terms of such plan, the value of our assets, the performance of our business and other factors.

REVLON, INC. AND SUBSIDIARIES

Item 6. Exhibits

4.1
Superpriority Senior Secured Debtor-in-Possession Credit Agreement, dated as of June 17, 2022, by and among Revlon Consumer Products Corporation, a debtor and debtor-in-possession under chapter 11 of the Bankruptcy Code, as the Borrower, Revlon, Inc., a debtor and debtor-in-possession under chapter 11 of the Bankruptcy Code, as Holdings, the lenders party thereto and Jefferies Finance LLC, as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.2 to Revlon’s Current Report on Form 8-K filed with the SEC on June 23, 2022).

4.2
Super-Priority Senior Secured Debtor-in-Possession Asset-Based Credit Agreement, dated as of June 30, 2022, by and among Revlon Consumer Products Corporation, a debtor and debtor-in-possession under chapter 11 of the Bankruptcy Code, as the Borrower, Revlon, Inc., a debtor and debtor-in-possession under chapter 11 of the Bankruptcy Code, as Holdings, the lenders party thereto and MidCap Funding IV Trust, as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 to Revlon’s Current Report on Form 8-K filed with the SEC on July 7, 2022).

10.1	Fifth Amended and Restated Revlon, Inc. Stock Plan (incorporated by reference to Annex B to Revlon's Definitive Proxy Statement filed with the SEC on April 21, 2022).
*31.1	Certification of Debra Perelman, Chief Executive Officer, dated August 9, 2022, pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.
*31.2	Certification of Victoria Dolan, Chief Financial Officer, dated August 9, 2022, pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.
*31.3	Certification of Debra Perelman, Chief Executive Officer, dated August 9, 2022, pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.
*31.4	Certification of Victoria Dolan, Chief Financial Officer, dated August 9, 2022, pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.
**32.1	Certification of Debra Perelman, Chief Executive Officer, dated August 9, 2022, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**32.2	Certification of Victoria Dolan, Chief Financial Officer, dated August 9, 2022, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**32.3	Certification of Debra Perelman, Chief Executive Officer, dated August 9, 2022, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**32.4	Certification of Victoria Dolan, Chief Financial Officer, dated August 9, 2022, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	Inline XBRL Instance Document
*101.SCH	Inline XBRL Taxonomy Extension Schema
*101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
*101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
*101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
*101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
*104	Cover Page Interactive Data File, formatted in Inline XBRL and contained in Exhibit 101
*Filed herewith.
**Furnished herewith.

S I G N A T U R E S
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, each Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 9, 2022

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