Form 10-Q
period 2022-09-30
REVLON INC /DE/; REVLON CONSUMER PRODUCTS CORP
filed 2022-11-08
CIK 887921, 890547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
Delaware

One New York Plaza
New York, New York 10004
212-527-4000

Securities registered pursuant to Section 12(b) or 12(g) of the Act:

	Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Revlon, Inc.	Class A Common Stock	REVRQ	*
Revlon Consumer Products Corporation	None	N/A	N/A
*Revlon, Inc.'s Class A Common Stock began trading exclusively on the over-the-counter market on October 21, 2022 under the symbol REVRQ following receipt of a final delisting notice from the New York Stock Exchange on October 20, 2022.

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

Indicate by check mark whether each registrant is a shell company (as defined in Rule 12b-2 of the Act).

Revlon, Inc.	Yes	☐	No ☒
Revlon Consumer Products Corporation	Yes	☐	No ☒

Number of shares of common stock outstanding as of September 30, 2022:

Revlon, Inc. Class A Common Stock:	54,302,001
Revlon Consumer Products Corporation Common Stock:	5,260

At such date, (i) 46,223,321 shares of Revlon, Inc. Class A Common Stock were beneficially owned by MacAndrews & Forbes Incorporated and certain of its affiliates; and (ii) all shares of Revlon Consumer Products Corporation ("Products Corporation") Common Stock were held by Revlon, Inc.

Products Corporation meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q as, among other things, all of Products Corporation's equity securities are owned directly by Revlon, Inc., which is a reporting company under the Securities Exchange Act of 1934, as amended, and which filed with the SEC on November 8, 2022 all of the material required to be filed pursuant to Section 13, 14 or 15(d) thereof. Products Corporation is therefore filing this Form 10-Q with a reduced disclosure format applicable to Products Corporation.
2

REVLON, INC. AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

REVLON, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
CONSOLIDATED BALANCE SHEETS
(dollars in millions, except share and per share amounts)

	September 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$246.4	$102.4
Trade receivables (net of allowance for doubtful accounts of $6.9 and $9.0, respectively)	319.0	383.8
Inventories, net	456.0	417.4
Prepaid expenses and other assets	217.2	136.0
Total current assets	1,238.6	1,039.6
Property, plant and equipment (net of accumulated depreciation of $549.2 and $551.3, respectively)	249.9	297.3
Deferred income taxes	41.2	42.8
Goodwill	561.2	562.8
Intangible assets (net of accumulated amortization and impairment of $368.4 and $326.4, respectively)	335.4	392.2
Other assets	94.3	97.8
Total assets	$2,520.6	$2,432.5

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities:
Short-term borrowings	$0.6	$0.7
Current portion of long-term debt	746.9	137.2
Accounts payable	105.0	217.7
Accrued expenses and other current liabilities	392.1	432.0
Total current liabilities	1,244.6	787.6
Long-term debt	0.1	3,305.5
Long-term pension and other post-retirement plan liabilities	85.4	147.3
Other long-term liabilities	72.5	206.2
Liabilities subject to compromise	3,615.1	—
Stockholders’ deficiency:
Class A Common Stock, par value $0.01 per share: 900,000,000 shares authorized; 60,399,830 and 58,005,142 shares issued, respectively	0.5	0.5
Additional paid-in capital	1,111.6	1,096.3
Treasury stock, at cost: 2,424,166 and 1,992,957 shares of Class A Common Stock, respectively	(40.9)	(37.6)
Accumulated deficit	(3,334.0)	(2,838.6)
Accumulated other comprehensive loss	(234.3)	(234.7)
Total stockholders’ deficiency	(2,497.1)	(2,014.1)
Total liabilities and stockholders’ deficiency	$2,520.6	$2,432.5

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

REVLON, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(dollars in millions, except share and per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Net sales	$468.4	$521.1	$1,390.6	$1,463.5
Cost of sales	207.5	221.2	595.8	608.7
Gross profit	260.9	299.9	794.8	854.8
Selling, general and administrative expenses	248.5	256.1	758.4	796.0
Acquisition, integration and divestiture costs	0.2	0.6	0.7	1.8
Restructuring charges and other, net	(0.7)	9.0	4.3	22.8
Impairment charges	—	—	24.3	—
Gain on divested assets	—	0.1	—	(1.7)
Operating income (loss)	12.9	34.1	7.1	35.9
Other expenses:
Interest expense, net	56.2	63.1	175.8	183.9
Amortization of debt issuance costs	—	8.7	20.9	30.7
Foreign currency losses (gains), net	19.4	9.9	41.4	11.5
Miscellaneous, net	2.3	0.1	9.0	2.8
Reorganization items, net	85.0	—	243.3	—
Other expenses	162.9	81.8	490.4	228.9
Loss from operations before income taxes	(150.0)	(47.7)	(483.3)	(193.0)
(Benefit from) provision for income taxes	2.8	5.4	12.1	23.8
Net loss	$(152.8)	$(53.1)	$(495.4)	$(216.8)
Other comprehensive income (loss):
Foreign currency translation adjustments	(6.2)	(0.6)	(8.2)	(6.0)
Amortization of pension related costs, net of tax(a)(b)	2.9	3.5	8.6	10.5
Other comprehensive income, net	(3.3)	2.9	0.4	4.5
Total comprehensive loss	$(156.1)	$(50.2)	$(495.0)	$(212.3)

Basic and Diluted loss per common share:	$(2.77)	$(0.98)	$(9.04)	$(4.02)

Weighted average number of common shares outstanding:
Basic	55,111,423	54,025,861	54,818,140	53,899,732
Diluted	55,111,423	54,025,861	54,818,140	53,899,732

(a) Net of tax expense of nil for both the three months ended and nine months ended September 30, 2022 and 2021.
(b) This amount is included in the computation of net periodic benefit costs (income). See Note 10, "Pension and Post-Retirement Benefits," for additional information regarding net periodic benefit costs (income).

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

REVLON, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY
(dollars in millions, except share and per share amounts)
(Unaudited)

	Common Stock	Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Deficiency

Balance at January 1, 2022	$0.5	$1,096.3	$(37.6)	$(2,838.6)	$(234.7)	$(2,014.1)
Treasury stock acquired, at cost (a)	—	—	(3.2)	—	—	(3.2)
Stock-based compensation amortization	—	1.8	—	—	—	1.8
Net loss	—	—	—	(67.0)	—	(67.0)
Other comprehensive (loss) income, net (b)	—	—	—	—	3.9	3.9
Balance at March 31, 2022	0.5	1,098.1	(40.8)	(2,905.6)	(230.8)	(2,078.6)
Treasury stock acquired, at cost (a)	—	—	(0.1)	—	—	(0.1)
Stock-based compensation amortization	—	6.3	—	—	—	6.3
Net loss	—	—	—	(275.6)	—	(275.6)
Other comprehensive (loss) income, net (b)	—	—	—	—	(0.2)	(0.2)
Balance, June 30, 2022	0.5	1,104.4	(40.9)	(3,181.2)	(231.0)	(2,348.2)
Treasury stock acquired, at cost (a)	—	—	—	—	—	—
Stock-based compensation amortization	—	7.2	—	—	—	7.2
Net loss	—	—	—	(152.8)	—	(152.8)
Other comprehensive (loss) income, net (b)	—	—	—	—	(3.3)	(3.3)
Balance at September 30, 2022	$0.5	$1,111.6	$(40.9)	$(3,334.0)	$(234.3)	$(2,497.1)

	Common Stock	Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Deficiency
Balance at January 1, 2021	$0.5	$1,082.3	$(35.2)	$(2,631.7)	$(277.9)	$(1,862.0)
Treasury stock acquired, at cost (a)	—	—	(2.4)	—	—	(2.4)
Stock-based compensation amortization	—	3.1	—	—	—	3.1
Net loss	—	—	—	(96.0)	—	(96.0)
Other comprehensive (loss) income, net (b)	—	—	—	—	(1.4)	(1.4)
Balance at March 31, 2021	0.5	1,085.4	(37.6)	(2,727.7)	(279.3)	(1,958.7)
Treasury stock acquired, at cost (a)	—	—	—	—	—	—
Stock-based compensation amortization	—	3.4	—	—	—	3.4
Net loss	—	—	—	(67.7)	—	(67.7)
Other comprehensive (loss) income, net (b)	—	—	—	—	3.0	3.0
Balance, June 30, 2021	$0.5	$1,088.8	$(37.6)	$(2,795.4)	$(276.3)	$(2,020.0)
Treasury stock acquired, at cost (a)	—	—	—	—	—	—
Stock-based compensation amortization	—	3.9	—	—	—	3.9
Net loss	—	—	—	(53.1)	—	(53.1)
Other comprehensive (loss) income, net (b)	—	—	—	—	2.9	2.9
Balance at September 30, 2021	$0.5	$1,092.7	$(37.6)	$(2,848.5)	$(273.4)	$(2,066.3)
(a) Pursuant to the share withholding provisions of the Fifth Amended and Restated Revlon, Inc. Stock Plan (as amended, the "Stock Plan"), the Company withheld an aggregate of 875 and 763 shares of Revlon Class A Common Stock during the three months ended September 30, 2022 and 2021, respectively, and 431,209 and 163,259 shares of Revlon Class A Common Stock during the nine months ended September 30, 2022 and 2021, respectively, to satisfy certain minimum statutory tax withholding requirements related to the vesting of restricted shares and restricted stock units ("RSUs") for certain senior executives and employees. These withheld shares were recorded as treasury stock using the cost method, at a weighted-average price per share of $5.42 and $12.84 during the three months ended September 30, 2022 and 2021, respectively, and $7.72 and $14.94 during the nine months ended September 30, 2022 and 2021, respectively, based on the closing price of Revlon Class A Common Stock as reported on the New York Stock Exchange (the "NYSE") consolidated tape on each respective vesting date, for a total of approximately $4,700 and $9,700 during the three months ended September 30, 2022 and 2021, respectively, and $3.3 million and $2.4 million during the nine months ended September 30, 2022 and 2021, respectively. See Note 11, "Stock Compensation Plan," for details regarding restricted stock awards and RSUs under the Stock Plan.
(b) See Note 13, "Accumulated Other Comprehensive Loss," regarding the changes in the accumulated balances for each component of other comprehensive loss during the nine months ended September 30, 2022 and 2021, respectively.
See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

REVLON, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in millions)
(Unaudited)

	Nine Months Ended September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(495.4)	$(216.8)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	80.7	96.8
Foreign currency losses from re-measurement	41.4	11.5
Amortization of debt discount	0.3	0.7
Stock-based compensation amortization	15.3	10.4
Impairment charges	24.3	—
(Benefit from) provision for deferred income taxes	(0.2)	3.9
Amortization of debt issuance costs	20.9	30.7
Gain on divested assets	—	(1.7)
Non-cash reorganization items, net	131.5	—
Pension and other post-retirement cost	3.7	3.6
Paid-in-kind interest expense on the 2020 BrandCo Facilities	19.0	14.1
Change in assets and liabilities:
Decrease (increase) in trade receivables	45.4	(44.4)
(Increase) in inventories	(55.4)	(8.1)
Decrease (increase) in prepaid expenses and other current assets	(85.9)	0.2
Increase (decrease) in accounts payable	(3.6)	56.1
Increase (decrease) in accrued expenses and other current liabilities	40.2	(25.2)
Decrease in deferred revenue	(2.0)	(2.0)
Pension and other post-retirement plan contributions	(4.4)	(20.5)
Purchases of permanent displays	(15.6)	(15.0)
Other, net	(11.2)	19.0
Net cash used in operating activities	(251.0)	(86.7)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(8.1)	(6.3)
Proceeds from the sale of certain assets	—	2.1
Net cash used in investing activities	(8.1)	(4.2)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in short-term borrowings and overdraft	(0.6)	(12.5)
Borrowings on term loans	—	305.0
Repayments on term loans (a)	(88.6)	(186.7)
Net (repayments) borrowings under the revolving credit facilities	(0.6)	(2.7)
Borrowings on DIP Term Loan Facility	575.0	—
Repayments on Tranche A DIP ABL Facility	(67.2)	—
Payment of financing costs	(18.8)	(17.9)
Tax withholdings related to net share settlements of restricted stock and RSUs	(3.3)	(2.4)
Other financing activities	(0.2)	(0.3)
Net cash provided by financing activities	395.7	82.5
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(7.3)	(2.4)
Net increase in cash, cash equivalents and restricted cash	129.3	(10.8)
Cash, cash equivalents and restricted cash at beginning of period (b)	120.9	102.5
Cash, cash equivalents and restricted cash at end of period (c)	$250.2	$91.7
Supplemental schedule of cash flow information:
Cash paid during the period for:
Interest	$159.1	$186.4
Income taxes, net of refunds	7.1	7.3
Reorganization items, net	69.5	—
Supplemental schedule of non-cash investing and financing activities:
Paid-in-kind interest capitalized to the 2020 BrandCo Facilities	$19.0	$14.1

(a) Repayments on term loans for the nine months ended September 30, 2022 includes repayments of $75.0 million under the 2021 Foreign Asset Based Term Facility, $4.7 million under the 2020 BrandCo Term Loan Facility, $6.6 million for the 2020 Troubled-debt-restructuring future interest amortization, and $2.3 million under the 2016 Term Loan Facility. Repayments on term loans for the nine months ended September 30, 2021 includes repayments of $100.0 million under the 2021 SISO Term Loan facility, $58.9 million under the 2018 Foreign Asset-Based Term Facility, $11.6 million for the 2020 Troubled-debt-restructuring future interest amortization, $9.3 million under the 2020 BrandCo facilities and $6.9 million under the 2016 Term Loan Facility. See Note 8, "Debt" in the Company's 2021 Form 10-K for additional information on the Company's debt facilities.
(b)This amount includes restricted cash of $18.5 million as of December 31, 2021. The balance as of December 31, 2021 represents: (i) cash on deposit in lieu of a mandatory prepayment and loan proceeds held in escrow until certain collateral perfection requirements are satisfied under the 2021 Foreign Asset-Based Term Agreement; and (ii) cash on deposit to support outstanding undrawn letters of credit.
(c)These amounts include restricted cash of $3.8 million and $18.4 million as of September 30, 2022 and 2021, respectively. The balance as of September 30, 2022 primarily represents: cash on security deposit. The balance as of September 30, 2021 represents: (i) cash on deposit in lieu of a mandatory prepayment and loan proceeds held in escrow until certain collateral perfection requirements were satisfied under the 2021 Foreign Asset-Based Term Agreement; and (ii) cash on deposit to support surety bonds. These balances were included within prepaid expenses and other current assets and other assets in the Company's Consolidated Balance Sheets as of September 30, 2022 and September 30, 2021, respectively.

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
CONSOLIDATED BALANCE SHEETS
(dollars in millions, except share and per share amounts)

	September 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$246.4	$102.4
Trade receivables (net of allowance for doubtful accounts of $6.9 and $9.0, respectively)	319.0	383.8
Inventories, net	456.0	417.4
Prepaid expenses and other assets	213.2	131.8
Receivable from Revlon, Inc.	213.0	165.0
Total current assets	1,447.6	1,200.4
Property, plant and equipment (net of accumulated depreciation of $549.2 and $551.3, respectively)	249.9	297.3
Deferred income taxes	49.9	51.6
Goodwill	561.2	562.8
Intangible assets (net of accumulated amortization and impairment of $368.4 and $326.4, respectively)	335.4	392.2
Other assets	94.3	97.8
Total assets	$2,738.3	$2,602.1
LIABILITIES AND STOCKHOLDER'S DEFICIENCY
Current liabilities:
Short-term borrowings	$0.6	$0.7
Current portion of long-term debt	746.9	137.2
Accounts payable	105.0	217.7
Accrued expenses and other current liabilities	392.3	432.1
Total current liabilities	1,244.8	787.7
Long-term debt	0.1	3,305.5
Long-term pension and other post-retirement plan liabilities	85.4	147.3
Other long-term liabilities	85.1	218.8
Liabilities subject to compromise	3,659.0	—
Stockholder's deficiency:
Products Corporation Preferred stock, par value $1.00 per share; 1,000 shares authorized; 546 shares issued and outstanding	54.6	54.6
Products Corporation Common Stock, par value $1.00 per share; 10,000 shares authorized; 5,260 shares issued and outstanding	—	—
Additional paid-in capital	1,036.2	1,020.9
Accumulated deficit	(3,192.6)	(2,698.0)
Accumulated other comprehensive loss	(234.3)	(234.7)
Total stockholder's deficiency	(2,336.1)	(1,857.2)
Total liabilities and stockholder's deficiency	$2,738.3	$2,602.1

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(dollars in millions)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Net sales	$468.4	$521.1	$1,390.6	$1,463.5
Cost of sales	207.5	221.2	595.8	608.7
Gross profit	260.9	299.9	794.8	854.8
Selling, general and administrative expenses	246.4	254.5	752.2	791.7
Acquisition, integration and divestiture costs	0.2	0.6	0.7	1.8
Restructuring charges and other, net	(0.7)	9.0	4.3	22.8
Impairment charges	—	—	24.3	—
Gain on divested assets	—	0.1	—	(1.7)
Operating income (loss)	15.0	35.7	13.3	40.2
Other expenses:
Interest expense, net	56.2	63.1	175.8	183.9
Amortization of debt issuance costs	—	8.7	20.9	30.7
Foreign currency losses (gains), net	19.4	9.9	41.4	11.5
Miscellaneous, net	4.3	0.1	14.4	2.8
Reorganization items, net	85.0	0.0	243.3	0.0
Other expenses	164.9	81.8	495.8	228.9
Loss from operations before income taxes	(149.9)	(46.1)	(482.5)	(188.7)
(Benefit from) provision for income taxes	2.8	5.5	12.1	23.9
Net loss	$(152.7)	$(51.6)	$(494.6)	$(212.6)
Other comprehensive income (loss):
Foreign currency translation adjustments	(6.2)	(0.6)	(8.2)	(6.0)
Amortization of pension related costs, net of tax(a)(b)	2.9	3.5	8.6	10.5
Other comprehensive income, net	(3.3)	2.9	0.4	4.5
Total comprehensive loss	$(156.0)	$(48.7)	$(494.2)	$(208.1)

(a) Net of tax expense of nil for both the three months ended and nine months ended September 30, 2022 and 2021
(b)This amount is included in the computation of net periodic benefit costs (income). See Note 10, "Pension and Post-Retirement Benefits," for additional information regarding net periodic benefit costs (income).

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY
(dollars in millions)
(Unaudited)

	Preferred Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholder's Deficiency

Balance at January 1, 2022	$54.6	$1,020.9	$(2,698.0)	$(234.7)	$(1,857.2)
Stock-based compensation amortization	—	1.8	—	—	1.8
Net loss	—	—	(68.2)	—	(68.2)
Other comprehensive (loss) income, net (a)	—	—	—	3.9	3.9
Balance at March 31, 2022	54.6	1,022.7	(2,766.2)	(230.8)	(1,919.7)
Stock-based compensation amortization	—	6.3	—	—	6.3
Net loss	—	—	(273.7)	—	(273.7)
Other comprehensive (loss) income, net (a)	—	—	—	(0.2)	(0.2)
Balance, June 30, 2022	54.6	1,029.0	(3,039.9)	(231.0)	(2,187.3)
Stock-based compensation amortization	—	7.2	—	—	7.2
Net loss	—	—	(152.7)	—	(152.7)
Other comprehensive (loss) income, net (a)	—	—	—	(3.3)	(3.3)
Balance at September 30, 2022	$54.6	$1,036.2	$(3,192.6)	$(234.3)	$(2,336.1)

	Preferred Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholder's Deficiency

Balance at January 1, 2021	$54.6	$1,006.9	$(2,486.6)	$(277.9)	$(1,703.0)
Stock-based compensation amortization	—	3.1	—	—	3.1
Net loss	—	—	(94.9)	—	(94.9)
Other comprehensive (loss) income, net (a)	—	—	—	(1.4)	(1.4)
Balance at March 31, 2021	54.6	1,010.0	(2,581.5)	(279.3)	(1,796.2)
Stock-based compensation amortization	—	3.4	—	—	3.4
Net loss	—	—	(66.1)	—	(66.1)
Other comprehensive (loss) income, net (a)	—	—	—	3.0	3.0
Balance, June 30, 2021	$54.6	$1,013.4	$(2,647.6)	$(276.3)	$(1,855.9)
Stock-based compensation amortization	—	3.9	—	—	3.9
Net loss	—	—	(51.6)	—	(51.6)
Other comprehensive (loss) income, net (a)	—	—	—	2.9	2.9
Balance at September 30, 2021	$54.6	$1,017.3	$(2,699.2)	$(273.4)	$(1,900.7)

(a)See Note 13, "Accumulated Other Comprehensive Loss," regarding the changes in the accumulated balances for each component of other comprehensive loss during the nine months ended September 30, 2022 and 2021, respectively.

See Accompanying Notes to Unaudited Condensed Consolidated Financial Statements

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in millions)
(Unaudited)

	Nine Months Ended September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(494.6)	$(212.6)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	80.7	96.8
Foreign currency losses from re-measurement	41.4	11.5
Amortization of debt discount	0.3	0.7
Stock-based compensation amortization	15.3	10.4
Impairment charges	24.3	—
Provision for (benefit from) deferred income taxes	(0.2)	4.4
Amortization of debt issuance costs	20.9	30.7
Gain on divested assets	—	(1.7)
Non-cash reorganization items, net	131.5	—
Pension and other post-retirement cost	3.7	3.6
Paid-in-kind interest expense on the 2020 BrandCo Facilities	19.0	14.1
Change in assets and liabilities:
Decrease (increase) in trade receivables	45.4	(44.4)
(Increase) in inventories	(55.4)	(8.1)
Decrease (increase) in prepaid expenses and other current assets	(37.9)	(6.6)
Increase (decrease) in accounts payable	(3.6)	56.1
Increase (decrease) in accrued expenses and other current liabilities	27.7	(25.1)
Decrease in deferred revenue	(2.0)	(2.0)
Pension and other post-retirement plan contributions	(4.4)	(20.5)
Purchases of permanent displays	(15.6)	(15.0)
Other, net	(47.5)	21.0
Net cash used in operating activities	(251.0)	(86.7)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(8.1)	(6.3)
Proceeds from the sale of certain assets	—	2.1
Net cash used in investing activities	(8.1)	(4.2)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in short-term borrowings and overdraft	(0.6)	(12.5)
Borrowings on term loans	—	305.0
Repayments on term loans (a)	(88.6)	(186.7)
Net (repayments) borrowings under the revolving credit facilities	(0.6)	(2.7)
Borrowings on DIP Term Loan Facility	575.0	—
Repayments on Tranche A DIP ABL Facility	(67.2)	—
Payment of financing costs	(18.8)	(17.9)
Tax withholdings related to net share settlements of restricted stock and RSUs	(3.3)	(2.4)
Other financing activities	(0.2)	(0.3)
Net cash provided by financing activities	395.7	82.5
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(7.3)	(2.4)
Net increase in cash, cash equivalents and restricted cash	129.3	(10.8)
Cash, cash equivalents and restricted cash at beginning of period (b)	120.9	102.5
Cash, cash equivalents and restricted cash at end of period (c)	$250.2	$91.7
Supplemental schedule of cash flow information:
Cash paid during the period for:
Interest	$159.1	$186.4
Income taxes, net of refunds	7.1	7.3
Reorganization items, net	69.5	—
Supplemental schedule of non-cash investing and financing activities:
Paid-in-kind interest capitalized to the 2020 BrandCo Facilities	19.0	14.1

(a) Repayments on term loans for the nine months ended September 30, 2022 includes repayments of $75.0 million under the 2021 Foreign Asset Based Term Facility,$4.7 million under the 2020 BrandCo Term Loan Facility, $6.6 million for the 2020 Troubled-debt-restructuring future interest amortization, and $2.3 million under the 2016 Term Loan Facility. Repayments on term loans for the nine months ended September 30, 2021 includes repayments of $100.0 million under the 2021 SISO Term Loan facility, $58.9 million under the 2018 Foreign Asset-Based Term Facility, $11.6 million for the 2020 Troubled-debt-restructuring future interest amortization, $9.3 million under the 2020 BrandCo facilities and $6.9 million under the 2016 Term Loan Facility. See Note 8, "Debt" in the Company's 2021 Form 10-K for additional information on the Company's debt facilities.
(b) This amount includes restricted cash of $18.5 million as of December 31, 2021. The balance as of December 31, 2021 represents: (i) cash on deposit in lieu of a mandatory prepayment and loan proceeds held in escrow until certain collateral perfection requirements are satisfied under the 2021 Foreign Asset-Based Term Agreement; and (ii) cash on deposit to support outstanding undrawn letters of credit.
(c) These amounts include restricted cash of $3.8 million and $18.4 million as of September 30, 2022 and 2021, respectively. The balance as of September 30, 2022 primarily represents: cash on security deposit. The balance as of September 30, 2021 represents: (i) cash on deposit in lieu of a mandatory prepayment and loan proceeds held in escrow until certain collateral perfection requirements were satisfied under the 2021 Foreign Asset-Based Term Agreement; and (ii) cash on deposit to support surety bonds. These balances were included within prepaid expenses and other current assets and other assets in the Company's Consolidated Balance Sheets as of September 30, 2022 and September 30, 2021, respectively.

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
Voluntary Filing under Chapter 11
On June 15, 2022 and June 16, 2022 (the “Petition Date”), Revlon Inc. and certain of its subsidiaries, including Revlon Consumer Products Corporation (collectively, the “Debtors”), filed voluntary petitions (the “Bankruptcy Petitions”) for reorganization under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York (such court, the “Bankruptcy Court” and such cases, the “Cases”). On June 16, 2022, the Bankruptcy Court entered an order authorizing the joint administration of the Chapter 11 Cases under the caption In re Revlon Inc, Case No. 22-10760. The Debtors will continue to operate their businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. To ensure their ability to continue operating in the ordinary course of business, the Debtors sought from the Bankruptcy Court a variety of “first-day” relief and "second-day" relief, including authority to obtain debtor-in-possession financing, pay employee wages and benefits, pay vendors and suppliers in the ordinary course for all goods and

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(DEBTOR-IN-POSSESSION)
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)
(Unaudited)

services provided after the Petition Date and pay fees of professionals involved in the Cases. As of August 2, 2022, all "first-day" and "second-day" relief has been granted by the Bankruptcy Court on a final basis.

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

In the third quarter of 2022, the Company implemented a Key Employee Incentive Plan (the “KEIP”) and a Key Employee Retention Plan (the “KERP”), each of which has been approved by the Bankruptcy Court. Under the KEIP, participants were granted performance-based awards (each, a “KEIP Award”), with an individual target award amount (each, a “Target Award”), which is the amount that may be earned if performance against the goals for each of the KEIP metrics is earned at target. For 2022, assuming at least threshold performance is achieved for each of the KEIP metrics, the awards may be earned from 50% to 100% of the Target Award based upon performance against 2022 goals for each of the KEIP metrics, and for 2023, the KEIP Awards may be earned from 50% to 150% of the Target Award, based upon performance against 2023 goals for each of the KEIP metrics. The aggregate value of Target Awards eligible to be made to the KEIP participants is approximately $29 million. Payouts under the KEIP Awards may be as low as $0 for all KEIP participants in the aggregate, or as high as approximately $36 million for all KEIP participants in the aggregate, and subject generally to the participant’s continued employment through each quarter (and subject to full or partial clawback through the earlier of December 31, 2023 or the date of confirmation of the plan of reorganization). The KEIP Awards are payable in quarterly installments over an 18-month period. The KERP provides for grants of retention awards, which are payable in quarterly installments over an 18-month period, subject generally to the participant’s continued employment through each payment date (and subject to clawback through the earlier of June 30, 2023 or the date of confirmation of the plan of reorganization). The aggregate value of the awards payable under the KERP is approximately $15.4 million.
Adoption of ASC 852
Beginning on the Petition Date, the Company applied Financial Accounting Standards Board Codification Topic 852, Reorganizations ("ASC 852") in preparing the consolidated financial statements. ASC 852 requires the financial statements, for the periods subsequent to the Petition Date cases and up to and including the period of emergence from Chapter 11 (the “Effective Date”), to distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, certain charges incurred during the bankruptcy proceedings, such as the write-off of

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(DEBTOR-IN-POSSESSION)
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)
(Unaudited)

deferred financing costs and discount on debt subject to compromise and, legal and professional fees incurred directly as a result of the bankruptcy proceeding are recorded as Reorganization items, net in the Consolidated Statements of Operations and Comprehensive Loss. In addition, prepetition obligations that may be impacted by the Chapter 11 process have been classified on the Consolidated Balance Sheets as of September 30, 2022 as liabilities subject to compromise. These liabilities are reported at the amounts we anticipate will be allowed by the Bankruptcy Court, even if they may be settled for lesser amounts. See Note 19, Liabilities Subject to Compromise and Note 20. Reorganization Items, Net for more information regarding these items.
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

The Debtors are currently operating as debtors-in-possession in accordance with the applicable provisions of the Bankruptcy Code. The Bankruptcy Court has approved motions filed by the Debtors that were designed primarily to mitigate the impact of the Chapter 11 Cases on the Company’s operations, customers and employees. In general, as debtors-in-possession under the Bankruptcy Code, the Debtors are authorized to continue to operate as an ongoing business, but may not engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court. Pursuant to motions filed with the Bankruptcy Court, the Bankruptcy Court enabled the Debtors to continue to conduct their business activities in the ordinary course by minimizing the impact of the Debtors' bankruptcy filing on day to day operations, including by, among other things and subject to the terms and conditions of such orders, authorizing the Debtors to: (i) pay employees’ wages and related obligations; (ii) pay prepetition claims of certain lien claimants and critical vendors; (iii) continue to operate their cash management system in a form substantially similar to pre-petition practice and perform intercompany transactions in the ordinary course; (iv) continue to maintain and administer certain existing customer programs; (v) pay taxes in the ordinary course; (vi) continue their surety bond program; (vii) maintain their insurance program in the ordinary course and (viii) retain certain professionals in the ordinary course.
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
Claims Reconciliation
The Debtors have filed with the Bankruptcy Court schedules and statements setting forth, among other things, the assets and liabilities of each of the Debtors, subject to the assumptions filed in connection therewith. These schedules and statements may be subject to further amendment or modification after filing. Pursuant to an order of the Bankruptcy Court, certain holders of pre-petition claims that are not governmental units were required to file proofs of claim by October 24, 2022, the general claims bar date. Governmental units are required to file proof of claims by December 12, 2022.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(DEBTOR-IN-POSSESSION)
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)
(Unaudited)

Debtors have received approximately 5,000 proofs of claim as of November 3, 2022 for an amount of approximately $22.6 billion. Such amount includes duplicate claims across multiple Debtor legal entities. These claims will be reconciled to amounts recorded in the Company's accounting records. Differences in amounts recorded and claims filed by creditors will be investigated and resolved, including through the filing of objections with the Bankruptcy Court, where appropriate. The Company may ask the Bankruptcy Court to disallow claims that the Company believes are duplicative, have been later amended or superseded, are without merit, are overstated or should be disallowed for other reasons. In addition, as a result of this process, the Company may identify additional liabilities that will need to be recorded or reclassified to liabilities subject to compromise. In light of the substantial number of claims expected to be filed, the claims resolution process may take considerable time to complete and likely will continue throughout the Chapter 11 proceedings.
Going Concern
Each reporting period, the Company assesses its ability to continue as a going concern for one year from the date the financial statements are issued. At September 30, 2022, the Company had a liquidity position of $273.4 million, consisting of: (i) $246.4 million of unrestricted cash and cash equivalents (with approximately $87.4 million held outside the U.S.); (ii) $29.6 million in available borrowing capacity under the Tranche A DIP ABL (as defined herein) (which had $41.8 million drawn at such date); and less (iii) approximately $2.6 million of outstanding checks. The Company's evaluation includes its ability to meet its future contractual obligations and other conditions and events that may impact its liquidity.

The Company's ability to continue as a going concern is contingent upon, among other things, its ability to, subject to the Bankruptcy Court's approval as applicable, (i) file and implement a business plan of reorganization in a timely manner and within the milestones that have been established under the DIP Facilities, including entering into a restructuring support agreement by November 15, 2022; filing a plan of reorganization by December 14, 2022; obtaining confirmation of the plan by April 1, 2023 and emerging from Chapter 11 by April 15, 2023 and (ii) generate sufficient liquidity during the Chapter 11 proceedings and following emergence from Chapter 11 to meet our contractual obligations and operating needs. As a result of risks and uncertainties related to, among other things, (i) the Company's ability to obtain requisite support for the business plan of reorganization from various stakeholders, and (ii) the disruptive effects of the Chapter 11 proceedings on our business and liquidity making it potentially more difficult to maintain business, financing and operational relationships, substantial doubt exists regarding our ability to continue as a going concern within one year after the date that the financial statements are issued.

The filing of the Chapter 11 Cases constituted an event of default that accelerated substantially all of the Company's obligations under nearly all of its pre-petition debt instruments. As such, the Company reclassified all pre-petition debt obligations to liabilities subject to compromise on its condensed consolidated balance sheets as of September 30, 2022. For additional discussion regarding the impact of the Chapter 11 Cases on the Company's debt obligations, see Note 7. Debt.

The Company's condensed consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

NYSE Delisting and Transfer to the Over-the-Counter ("OTC") Market

On June 16, 2022, the Company received a letter from the staff of NYSE Regulation, Inc. (“NYSE Regulation”) that it had determined to commence proceedings to delist the Class A Common Stock of the Company from the New York Stock Exchange (“NYSE”) in light of the Company’s disclosure on June 15, 2022 that it had commenced voluntary petitions for reorganization under Chapter 11. The Company appealed the determination in a timely manner. On October 13, 2022, the NYSE reviewed the Company’s appeal. On October 20, 2022, the NYSE informed the Company, and publicly announced its determination following such appeal, that the Company’s Class A Common Stock is no longer suitable for listing on the NYSE and that the NYSE has suspended trading in the Company’s Class A Common Stock (NYSE ticker symbol: REV) after the market close on October 20, 2022. On October 21, 2022, the NYSE applied to the Securities and Exchange Commission pursuant to Form 25 to remove the Class A Common Stock of the Company from listing and registration on the NYSE at the opening of business on November 1, 2022. As a result of the suspension and delisting, the Company's Class A Common Stock began trading exclusively on the OTC market on October 21, 2022 under the symbol REVRQ.
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

Since inception and through September 30, 2022, the Company recorded pre-tax restructuring and related charges of $110.0 million in connection with RGGA, consisting primarily of (i) $81.4 million of employee severance, other personnel benefits and other costs; and (ii) $28.6 million of lease and other restructuring-related charges that were recorded within Selling, general & administrative expenses ("SG&A") and Cost of sales.

A summary of the RGGA charges incurred since its inception in March 2020 and through September 30, 2022 is presented in the following table:

	Restructuring Charges and Other, Net
	Employee Severance and Other Personnel Benefits	Other Costs	Total Restructuring Charges	Leases (a)	Other Related Charges (b)	Total Restructuring and Related Charges
Charges incurred through December 31, 2021	$52.7	$23.9	$76.6	$17.7	$7.6	$101.9
Charges incurred during the nine months ended September 30, 2022	0.9	3.9	4.8	3.3	0.0	8.1
Cumulative charges incurred through September 30, 2022	$53.6	$27.8	$81.4	$21.0	$7.6	$110.0
(a) Lease-related charges are recorded within SG&A in the Company’s Consolidated Statement of Operations and Comprehensive Loss.
(b) Other related charges are recorded within SG&A and cost of sales in the Company’s Consolidated Statement of Operations and Comprehensive Loss.

A summary of the RGGA restructuring charges incurred since its inception in March 2020 and through September 30, 2022 by reportable segment is presented in the following table:

	Charges incurred in the nine months ended September 30, 2022	Cumulative charges incurred through September 30, 2022
Revlon	$1.7	$29.7
Elizabeth Arden	1.6	20.6
Portfolio	1.0	19.0
Fragrances	0.5	12.1
Total	$4.8	$81.4

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(DEBTOR-IN-POSSESSION)
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)
(Unaudited)

Restructuring Reserve
The liability balance and related activity for each of the Company's restructuring programs are presented in the following table:

			Utilized, Net
	Liability Balance at January 1, 2022	Expense, Net	Cash	Liability Balance at September 30, 2022
RGGA:
Employee severance and other personnel benefits	$1.9	$0.9	$(2.5)	$0.3
Other	—	3.9	(3.9)	—
Total RGGA	1.9	4.8	(6.4)	0.3

Other restructuring initiatives:
Employee severance and other personnel benefits	0.8	(0.5)	—	0.3
Total other restructuring initiatives	0.8	(0.5)	—	0.3
Total restructuring reserve	$2.7	$4.3	$(6.4)	$0.6

All of the restructuring reserve balances were included within accrued expenses and other current liabilities in the Company's Consolidated Balance Sheets.

3. INVENTORIES

The Company's net inventory balances consisted of the following:

	September 30,	December 31,
	2022	2021
Finished goods	299.1	$277.0
Raw materials and supplies	145.4	125.3
Work-in-process	11.5	15.1
	$456.0	$417.4
4. PROPERTY, PLANT AND EQUIPMENT
The Company's property, plant and equipment, net balances consisted of the following:

	September 30,	December 31,
	2022	2021
Land and improvements	$9.7	$10.8
Building and improvements	39.9	43.5
Machinery and equipment	70.4	82.2
Office furniture, fixtures and capitalized software	50.4	62.6
Leasehold improvements	15.6	18.0
Construction-in-progress	8.8	8.8
Right-of-Use assets	55.1	71.4
Property, plant and equipment and Right-of-Use assets, net	$249.9	$297.3

Depreciation and amortization expense on property, plant and equipment and right-of-use assets for the three months ended September 30, 2022 and September 30, 2021 was $16.9 million and $16.5 million, respectively. Depreciation and amortization expense on property, plant and equipment and right-of-use assets for the nine months ended September 30, 2022 and September 30, 2021 was $44.8 million and $50.7 million, respectively. Accumulated depreciation and amortization was $549.2 million and $551.3 million as of September 30, 2022 and December 31, 2021, respectively.

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

Following its interim assessment during the third quarter of 2022, the Company concluded that the carrying amounts of its PP&E, including its lease ROU assets, were recoverable as of September 30, 2022.

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

For the third quarter of 2022 interim assessment, the Company, in accordance with ASC 350, performed qualitative analyses for five of its reporting units, as described above. Based upon such assessment, the Company determined that it was more likely than not that the fair value of each of its previously mentioned reporting units exceeded their respective carrying amounts as of September 30, 2022. Consequently, no impairment charges were recognized related to the carrying value of the Company's goodwill as a result of the third quarter of 2022 qualitative interim impairment assessment.

The following table presents the changes in goodwill by segment for the nine months ended September 30, 2022:

	Revlon	Portfolio	Elizabeth Arden	Fragrances	Total
Balance at January 1, 2022	$265.0	$87.8	$89.3	$120.7	$562.8
Foreign currency translation adjustment	(0.7)	(0.3)	(0.2)	(0.4)	(1.6)
Balance at September 30, 2022	$264.3	$87.5	$89.1	$120.3	$561.2

Cumulative goodwill impairment charges(a)					$(166.2)
(a) Amount refers to cumulative impairment charges recognized in 2020 and prior years. No impairment charges were recorded during the nine months ended September 30, 2022.

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

Based upon such assessment and as a result of the continuing effects of the COVID-19 pandemic on the Company and related macroeconomic factors, the Company recognized $5.6 million and $18.7 million of non-cash impairment charges related to certain indefinite-lived and finite-lived intangible assets, respectively, within the Company's Mass Portfolio reporting unit during the second quarter of 2022. The fair values of the Company's indefinite-lived intangible assets were determined based on the relief from royalty method. The recoverability of the Company's finite-lived intangible assets were determined based on the undiscounted cash flows method and fair value was determined based on the multi-period excess earnings method. The inputs and assumptions utilized in the impairment analyses are classified as Level 3 inputs in the fair value hierarchy as defined in ASC Topic 820, “Fair Value Measurements.” These impairment charges were included as a separate component of operating income within the "Impairment charges" caption on the Company's Unaudited Consolidated Statement of Operations and Comprehensive Loss for the nine months ended September 30, 2022.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(DEBTOR-IN-POSSESSION)
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)
(Unaudited)

No impairment charges were recognized related to the carrying value of any of the Company's indefinite-lived and finite-lived intangible assets as a result of the third quarter of 2022 qualitative interim impairment assessment. Consequently, total non-cash impairment charges recorded on the Company's intangible assets were $24.3 million for the nine months ended September 30, 2022.

A summary of the impairment charge by segment is included in the following tables:

	Nine Months Ended September 30, 2022
	Revlon	Portfolio	Elizabeth Arden	Fragrances	Total
Finite-lived intangible assets	$—	$18.7	$—	$—	$18.7
Indefinite-lived intangible assets	$—	$5.6	$—	$—	$5.6
Total Intangibles Impairment	$—	$24.3	$—	$—	$24.3

In connection with recognizing these intangible assets impairment charges for the three and nine months ended September 30, 2022, the Company recognized a tax benefit of approximately $0.2 million.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(DEBTOR-IN-POSSESSION)
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)
(Unaudited)

The following tables present details of the Company's total intangible assets as of September 30, 2022 and December 31, 2021:

	September 30, 2022
	Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount	Weighted-Average Useful Life (in Years)
Finite-lived intangible assets:
Trademarks and licenses	$267.2	$(149.9)	$(5.3)	$112.0	11
Customer relationships	243.3	(131.1)	(10.9)	101.3	9
Patents and internally-developed intellectual property	24.3	(18.2)	(2.5)	3.6	5
Distribution rights	31.0	(10.5)	—	20.5	12
Other	1.3	(1.3)	—	—	0
Total finite-lived intangible assets	$567.1	$(311.0)	$(18.7)	$237.4
Indefinite-lived intangible assets:
Trade names (a)	$103.6	N/A	$(5.6)	$98.0
Total indefinite-lived intangible assets	$103.6	N/A	$(5.6)	$98.0
Total intangible assets	$670.7	$(311.0)	$(24.3)	$335.4
	December 31, 2021
	Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount	Weighted-Average Useful Life (in Years)
Finite-lived intangible assets:
Trademarks and licenses	$270.8	$(142.9)	$—	$127.9	12
Customer relationships	247.2	(122.7)	—	124.5	10
Patents and internally-developed intellectual property	23.8	(17.4)	—	6.4	5
Distribution rights	31.0	(9.2)	—	21.8	13
Other	1.3	(1.3)	—	—	0
Total finite-lived intangible assets	$574.1	$(293.5)	$—	$280.6
Indefinite-lived intangible assets:
Trade names (a)	$111.6	N/A		$111.6
Total indefinite-lived intangible assets	$111.6	N/A	$—	$111.6
Total intangible assets	$685.7	$(293.5)	$—	$392.2
(a) Indefinite-lived trade names carrying amount includes accumulated impairment of $33.1 million from 2020.

Amortization expense for finite-lived intangible assets was $7.6 million and $9.1 million for the three months ended September 30, 2022 and 2021, respectively and $24.0 million and $26.1 million for the nine months ended September 30, 2022 and 2021, respectively.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(DEBTOR-IN-POSSESSION)
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)
(Unaudited)

6. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

The Company's accrued expenses and other current liabilities consisted of the following:

	September 30,	December 31,
	2022	2021
Advertising, marketing and promotional costs	$93.4	$113.3
Sales returns and allowances	70.2	92.3
Taxes	55.4	52.8
Compensation and related benefits	61.7	33.7
Professional services and insurance	45.5	28.5
Interest	8.3	31.3
Freight and distribution costs	15.6	18.4
Short-term lease liability	4.6	12.9
Restructuring reserve	0.6	2.7
Software	0.7	2.2
Other (a)	36.1	43.9
Total	$392.1	$432.0
(a) Accrued Other for Products Corporation as of September 30, 2022 and December 31, 2021 were $36.4 million and $44.0 million, respectively.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(DEBTOR-IN-POSSESSION)
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)
(Unaudited)

7. DEBT

The table below details the Company's debt balances, net of discounts and debt issuance costs.

	September 30,	December 31,
	2022	2021
Debt
DIP Term Loan Facility due 2023 (a)	$575.0	$—
SISO DIP ABL Facility due 2023 (a)	130.0	—
Tranche A DIP ABL Facility due 2023 (a)	41.8	—
Spanish Government Loan due 2025	0.2	0.2
2021 Foreign Asset-Based Term Facility due 2024	—	71.2

Amended 2016 Revolving Credit Facility (Tranche A) due 2024	—	108.0
SISO Term Loan Facility due 2024	—	126.2
2020 ABL FILO Term Loans due 2023	—	50.0
2020 Troubled-debt-restructuring: future interest	—	42.6
2020 BrandCo Term Loan Facility due 2025 (b)	—	1,749.7
2016 Term Loan Facility: 2016 Term Loan due 2023 and 2025	—	867.9
6.25% Senior Notes due 2024	—	426.9
Debt	$747.0	$3,442.7

Debt subject to compromise
2020 ABL FILO Term Loans due 2023	50.0	—
2020 Troubled-debt-restructuring: future interest	36.0	—
2020 BrandCo Term Loan Facility due 2025 (b)	1,887.6	—
2016 Term Loan Facility: 2016 Term Loan due 2023 and 2025	872.4	—
6.25% Senior Notes due 2024	431.3	—
Debt subject to compromise (b)	$3,277.3	$—

Total debt, prior to reclassification to Liabilities subject to compromise	$4,024.3	$3,442.7
Less current portion	(746.9)	(137.2)
Less amounts reclassified to Liabilities subject to compromise	(3,277.3)	—
Long-term debt	$0.1	$3,305.5

Short-term borrowings (*)	$0.6	$0.7
(*)The weighted average interest rate on these short-term borrowings outstanding at September 30, 2022 and December 31, 2021 was 11.4%, respectively.

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

The DIP Term Loan Facility is secured by a perfected (i) first priority priming security interest and lien on the Term Facility First Priority Collateral, (ii) junior priority priming security interest and lien on the ABL Facility First Priority Collateral, (iii) a first priority security interest and lien on substantially all the assets of the BrandCos and Beautyge I, and (iv) security interests and liens on substantially all assets of the Debtors that were not, on the Petition Date, subject to valid, unavoidable and perfected security interests and liens, pursuant to Bankruptcy Code §364(c)(2), with the following priority: if such collateral is of the same nature, scope and type as (a) Term Facility First Priority Collateral, on a first priority basis, and (b) ABL Facility First Priority Collateral, on a junior priority priming basis subject to the liens in favor of the DIP ABL Facility and any adequate protection liens granted to certain of Products Corporation’s secured creditors. In addition, the DIP Term Loan Facility is guaranteed by the obligors under, and secured by substantially the same assets that secured, the 2021 Foreign Asset-Based Term Facility. The DIP Term Loan Facility includes certain customary and appropriate conditions for financings of similar type.

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

The Company incurred approximately $2.0 million and $16.8 million of new debt issuance costs in connection with the DIP Facilities, which were expensed during the three and nine months-ended September 30, 2022, respectively, to "Reorganization items, net" on the Company's Consolidated Statement of Operations and Comprehensive Loss.

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

(b) Contractual interest on debt subject to compromise and adequate protection payments
Effective as of the Petition Date, we ceased recognizing interest expense on outstanding pre-petition debt subject to compromise other than the tranche Term B-1 loans of the 2020 Brandco Term Loan Facility due 2025. In connection with the Debtor’s voluntary filing under Chapter 11, interest was stayed on the Company’s 2020 ABL FILO Term Loans due 2023, 2016 Term Loan Facility, 6.25% Senior Notes and Tranche’s B-2 and B-3 of the 2020 BrandCo Term Loan Facility. Approximately $73.0 million of interest was stayed, which relates to prepetition debt obligations classified within liabilities subject to compromise that did not receive adequate protection payments.

During the Chapter 11 proceeding, the Bankruptcy Court has the ability to issue orders pursuant to sections 361, 363(e) and 364(d) of the Bankruptcy Code granting adequate protection payments to secured parties under certain lending facilities in order to protect their interests in the pre-petition collateral. On June 17, 2022, as part of the DIP Term Loan agreement, the Bankruptcy Court issued an order providing that the holders of tranche Term B-1 loans shall continue to receive quarterly payments in an amount equal to the interest that would otherwise be payable in cash, as well as interest to be paid in kind on the outstanding Term B-1 loans. The interest rate on the tranche Term B-1 loans was reset as a result of the Bankruptcy Court’s order, as such the Debtors are applying a LIBOR base rate to derive the quarterly payments to be paid in cash. During the period, the Company paid the Term B-1 holders $28.8 million that approximates the quarterly interest that otherwise would have been paid. Furthermore, consistent with the order, the Company accrued $9.6 million of paid-in-kind interest under the terms of the prepetition 2020 Brandco Term Loan Facility agreement at the non-default rate that would otherwise be owed to the prepetition BrandCo Lenders in accordance with the 2020 Brandco Term Loan Facility agreement. Default interest due under the terms of the prepetition 2020 Brandco Term Loan Facility agreement will accrue and be paid in kind in respect of the Term B-1 Loans in accordance with the 2020 Brandco Term Loan Facility agreement.

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

2020 Troubled Debt Restructuring

As a result of the consummation of the exchange offer pertaining to Products Corporation's 5.75% Senior Notes (the "5.75% Senior Notes Exchange Offer"), and following the applicability of the Troubled Debt Restructuring guidance in ASC 470, Debt, the Company recorded $57.8 million of future interest payments. During the three and nine months ended September 30, 2022, the Company recorded nil and $6.6 million of amortization of such future interest as an offset within "Interest

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(DEBTOR-IN-POSSESSION)
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)
(Unaudited)

expense, net" on the Company's Unaudited Condensed Consolidated Statement of Operations and Comprehensive Loss. During the second quarter of 2022, the future interest was expensed to "Reorganization items, net" on the Company's Consolidated Statement of Operations and Comprehensive Loss in accordance with ASC 852.

Covenants
Products Corporation was in compliance with all applicable covenants under the DIP Facilities as of September 30, 2022. As a result of the Bankruptcy Petitions, Products Corporation was not in compliance with all applicable covenants under the BrandCo credit agreement, dated as of May 7, 2020, by and among Products Corporation, as borrower, the Company, as holdings, the lenders party thereto and Jefferies Finance, LLC as administrative agent and collateral agent (as amended by Amendment No. 1 dated as of November 13, 2020, the "BrandCo Credit Agreement" and the credit facilities thereunder, the "2020 BrandCo Facilities"); the Amended 2016 Revolving Credit Agreement and the 2016 Term Loan Agreement (collectively, the "2016 Credit Agreements"); the 2021 Foreign Asset-Based Term Agreement; as well as the indenture governing its 6.25% Senior Notes due 2024 (such notes, the "6.25% Senior Notes" and the related indenture, the "6.25% Senior Notes Indenture"), in each case as of September 30, 2022. At September 30, 2022, the aggregate principal amounts outstanding and availability under Products Corporation’s various revolving credit facilities were as follows:

	Commitment	Borrowing Base	Aggregate principal amount outstanding at September 30, 2022	Availability at September 30, 2022 (a)
Tranche A DIP ABL Facility due 2023	$270.0	$71.4	$41.8	$29.6
SISO DIP ABL Facility due 2023	130.0	130.0	130.0	—
2020 ABL FILO Term Loans	50.0	38.8	$50.0	$—
(a) Availability as of September 30, 2022 is based upon the Tranche A Revolving borrowing base then in effect under Tranche A DIP ABL Facility of $71.4 million (which includes a $11.2 million reserve for the shortfall of the borrowing base that supports the 2020 ABL FILO Term Loans compared to the corresponding aggregate principal amount outstanding of $50 million), less $41.8 million then drawn.

The Company’s foreign subsidiaries held $87.4 million out of the Company's total $246.4 million in cash and cash equivalents as of September 30, 2022. While the cash held by the Company’s foreign subsidiaries is primarily used to fund their operations, the Company regularly assesses its global cash needs and the available sources of cash to fund these needs, which regularly includes repatriating foreign-held cash to settle historical intercompany loans and other intercompany payables.

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
As of both September 30, 2022 and December 31, 2021, the Company did not have any financial assets and liabilities that were required to be measured at fair value.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(DEBTOR-IN-POSSESSION)
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)
(Unaudited)

As of September 30, 2022, the fair value and carrying value of the Company’s debt are categorized in the table below:

	September 30, 2022
	Fair Value
	Level 1	Level 2	Level 3	Total	Carrying Value
Liabilities:
Long-term debt, including current portion	$—	$762.8	$—	$762.8	$747.0
Debt subject to compromise	—	1,999.3	—	1,999.3	3,277.3

As of December 31, 2021, the fair value and carrying value of the Company’s debt are categorized in the table below:

	December 31, 2021
	Fair Value
	Level 1	Level 2	Level 3	Total	Carrying Value
Liabilities:
Long-term debt, including current portion(a)	$—	$2,864.0	$—	$2,864.0	$3,442.7
(a) The fair value of the Company's long-term debt, including the current portion of long-term debt, is based on quoted market prices for similar issuances and maturities.
The carrying amounts of the Company's cash and cash equivalents, trade receivables, notes receivable, accounts payable and short-term borrowings approximate their respective fair values.

9. FINANCIAL INSTRUMENTS

Letters of Credit

Products Corporation maintains standby and trade letters of credit for various corporate purposes under which Products Corporation is obligated, of which $8.0 million (including amounts available under credit agreements in effect at that time) and $8.4 million were maintained as of September 30, 2022 and December 31, 2021, respectively. Included in these amounts are approximately $5.9 million and $6.1 million in standby letters of credit that primarily support Products Corporation’s workers compensation, general liability and automobile insurance programs, in each case as outstanding as of September 30, 2022 and December 31, 2021, respectively. At September 30, 2022 and December 31, 2021, respectively, all of the outstanding letters of credit were collateralized with a deposit of cash at the issuing financial institution. The estimated liability under such programs is accrued by Products Corporation.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(DEBTOR-IN-POSSESSION)
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)
(Unaudited)

10. PENSION AND POST-RETIREMENT BENEFITS

Net Periodic Benefit Cost

The components of net periodic benefit costs for the Company's pension and the other post-retirement benefit plans for the three months ended September 30, 2022 and 2021, respectively, were as follows:

	Pension Plans		Other Post-Retirement Benefit Plans
	Three Months Ended September 30,
	2022	2021	2022	2021
Net periodic benefit costs:
Service cost	$0.3	$0.4	$—	$—
Interest cost	2.9	2.3	0.1	—
Expected return on plan assets	(4.8)	(4.9)	$—	—
Amortization of actuarial loss	2.7	3.3	0.1	0.2
Total net periodic benefit costs prior to allocation	$1.1	$1.1	$0.2	$0.2
Portion allocated to Revlon Holdings	—	—	—	—
Total net periodic benefit costs	$1.1	$1.1	$0.2	$0.2

During the three months ended September 30, 2022, the Company recognized net periodic benefit cost of $1.3 million, compared to net periodic benefit cost of $1.3 million in the three months ended September 30, 2021.

The components of net periodic benefit costs for the Company's pension and the other post-retirement benefit plans for the nine months ended September 30, 2022 and 2021, respectively, were as follows:

	Pension Plans		Other Post-Retirement Benefit Plans
	Nine Months Ended September 30,
	2022	2021	2022	2021
Net periodic benefit costs:
Service cost	$0.9	$1.1	$—	$—
Interest cost	8.6	6.9	0.2	0.1
Expected return on plan assets	(14.5)	(14.8)	—	—
Amortization of actuarial loss	8.3	9.9	0.2	0.5
Total net periodic benefit costs prior to allocation	$3.3	$3.1	$0.4	$0.6
Portion allocated to Revlon Holdings	—	(0.1)	—	—
Total net periodic benefit costs	$3.3	$3.0	$0.4	$0.6

During the nine months ended September 30, 2022 and 2021, the Company recognized net periodic benefit cost of $3.7 million and $3.6 million, respectively.

Net periodic benefit costs are reflected in the Company's unaudited Condensed Consolidated Financial Statements as follows for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net periodic benefit costs:
Selling, general and administrative expense	$0.3	$0.4	$0.9	$1.1
Miscellaneous, net	1.0	0.9	2.8	2.5
Total net periodic benefit costs	$1.3	$1.3	$3.7	$3.6

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(DEBTOR-IN-POSSESSION)
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)
(Unaudited)

The Company expects that it will have net periodic benefit cost of approximately $4.5 million for its pension and other post-retirement benefit plans during 2022, compared with net periodic benefit cost of $4.8 million in 2021.

Contributions:
The Company’s intent is to fund at least the minimum contributions required to meet applicable federal employee benefit laws and local laws, or to directly pay benefit payments where appropriate. During the three months ended September 30, 2022, $0.4 million and $0.2 million were contributed to the Company's pension plans and other post-retirement benefit plans, respectively. During the nine months ended September 30, 2022, $3.9 million and $0.5 million were contributed to the Company's pension plans and other post-retirement benefit plans, respectively. During 2022, the Company expects to contribute approximately $4.8 million in the aggregate to its pension and other post-retirement benefit plans.

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

11. STOCK COMPENSATION PLAN
Revlon's amended Stock Plan provides for awards of stock options, stock appreciation rights, restricted or unrestricted stock and restricted stock units ("RSUs") to eligible employees and directors of Revlon and its affiliates, including Products Corporation. On June 2, 2022 Revlon’s stockholders approved an amendment to the Stock Plan to reserve an additional 2,000,000 shares and extend the term until August 2031. As a result, an aggregate of 10,565,000 shares were reserved for issuance as Awards under the Stock Plan, of which there remained approximately 3.0 million available for grant as of September 30, 2022.

2022 Incentive Program

During the first quarter of 2022, the Company granted approximately 3.0 million equity awards, net of forfeitures, (included approximately 0.4 million shares that were reserved for issuance upon approval of the Fifth Amended and Restated Revlon, Inc. Stock Plan), and during the second quarter of 2022, the Company granted approximately 80,000 equity awards under the 2022 Incentive Program. During the third quarter of 2022, the Company granted approximately nil equity awards under the 2022 Incentive Program. All awards granted under the 2022 Incentive Program are pursuant to the Stock Plan. The 2022 Incentive Program awards are 100% time-based and approximately 0.4 million vest at 100% in March 2023 and approximately 2.2 million, net of forfeitures, vests as follows: 50% in March 2023; 50% in March 2024. The awards are subject to continued employment through the respective vesting dates.

2019 Transaction Incentive Program
As of September 30, 2021, the Company granted approximately 121,900 TIP awards with both a cash component and RSU component, all pursuant to the Stock Plan. These TIP awards are 100% time-based and vests as follows: 50% in June 2022; 50% in June 2023. The awards are subject to continued employment through the respective vesting dates.
As of September 30, 2022, a total of approximately 36,000 time-based RSUs had been granted and are outstanding under the Revlon 2019 Transaction Incentive Program (the "2019 TIP").
The 2019 TIP also provided for the following cash-based awards payable to certain employees, subject to continued employment through the respective vesting dates: (i) Tier 1 - $6.8 million payable in two equal installments as of December 31, 2020 and December 31, 2021; and (ii) Tier 2 - $2.5 million payable in one installment as of December 31, 2020. Such RSUs and cash-based awards were eligible for vesting following a termination without cause or due to death or disability or if not assumed upon a change in control (the “Special Vesting Rules”). The total amount amortized for this Tier 1 cash-based awards since the program's inception and through September 30, 2022 is approximately $8.2 million, of which $0.2 million and $0.7 million were recorded during the three and nine months ended September 30, 2022, respectively. The amortization of such awards is recorded within "Acquisition, integration and divestiture costs" in the Company's Consolidated Statements of Operations and Comprehensive Loss.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(DEBTOR-IN-POSSESSION)
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)
(Unaudited)

Long-Term Incentive Program
During both the first and second quarter of 2022, the Company granted nil time-based RSU awards. During the first and second quarter of 2021, the Company granted approximately 1.5 million and 35,000 time-based RSU awards under the Stock Plan (the "2021 LTIP RSUs") to certain employees, respectively.
During the third quarter of 2022, the Company granted nil time-based RSU awards. During the third quarter of 2021, the Company granted approximately 15,000 time-based RSU awards under the Stock Plan (the "2021 LTIP RSUs") to certain employees.
The 2021 LTIP RSUs are 100% time-based and vests as follows: 50% in March 2022; 25% in March 2023; 25% in March 2024.

Time-Based LTIP and TIP RSUs
The Company recognized $7.2 million and $17.2 million of net compensation expense related to the time-based LTIP and TIP RSUs for the three and nine months ended September 30, 2022, respectively. As of September 30, 2022, the Company had $17.9 million of total deferred compensation expense related to non-vested, time-based LTIP and TIP RSUs. The cost is recognized over the vesting period of the awards, as described above.

Performance-based LTIP RSUs
The Company recognized less than $0.1 million and $2.0 million of income, net of adjustments, to compensation expense related to the performance-based LTIP RSUs for the three and nine months ended September 30, 2022. As of September 30, 2022, the Company had $11.1 million of total deferred compensation expense related to non-vested, performance-based LTIP RSUs. The cost is recognized over the service period of the awards, as described above.

Acceleration of Vesting
Under the aforementioned provisions for acceleration of vesting, as of September 30, 2022 and since the time these provisions became effective in September 2019, 57,763 LTIP RSUs and 47,743 2019 TIP Tier 1 RSUs were vested on an accelerated basis due to involuntary terminations, resulting in accelerated amortization of approximately $2.0 million. In addition, since the time these provisions became effective in September 2019 and through the nine months ended September 30, 2022 under the same accelerated vesting provisions, the Company also recorded approximately $1.8 million of accelerated amortization in connection with the cash portion of the 2019 TIP Tier 1 and Tier 2 awards that were vested on an accelerated basis due to involuntary terminations. No accelerated amortization was recorded for the three and nine months ended September 30, 2022 in connection with the LTIP RSUs, the 2019 TIP RSUs and the 2019 TIP cash portion. See the roll-forward table in the following sections of this Note 11 for activity related to the nine months ended September 30, 2022.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(DEBTOR-IN-POSSESSION)
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)
(Unaudited)

During the nine months ended September 30, 2022, the activity related to time-based and performance-based RSUs previously granted to eligible employees and the grant date fair value per share related to these RSUs were as follows under the LTIP, 2019 TIP and 2022 Incentive programs, respectively:

	Time-Based LTIP		Performance-Based LTIP
	RSUs (000's)	Weighted-Average Grant Date Fair Value per RSU	RSUs (000's)	Weighted-Average Grant Date Fair Value per RSU
Outstanding as of December 31, 2021
2019 TIP RSUs (a)	74.6	$13.16	n/a	$—
LTIP RSUs:
2021	1,548.6	10.58	—	—
2020	253.9	14.96	377.7	14.96
2019	69.8	22.58	211.2	22.55
Total LTIP RSUs	1,872.3		588.9
Total LTIP and TIP RSUs Outstanding as of December 31, 2021	1,946.9		588.9
Granted
2022 Incentive Award	3,047.2	10.24	—	—
Vested
2019 TIP RSUs Vested (a) (b)	(33.7)	13.16	—	—
LTIP RSUs:
2021	(751.8)	10.59	—	—
2020	(122.8)	14.96	—	—
2019	(66.6)	22.55	(44.3)	22.55
Total LTIP RSUs Vested	(941.2)		(44.3)
Forfeited/Canceled
2019 TIP RSUs Forfeited/Canceled (a)	(5.0)	13.16	—	—
2022 Incentive Award	(483.3)	10.24	—	—
LTIP RSUs:
2021	(200.7)	10.59	—	—
2020	(30.6)	14.96	(76.0)	14.96
2019	(3.2)	22.55	(166.9)	22.55
Total LTIP RSUs Forfeited/Canceled	(234.5)		(242.9)
Outstanding as of September 30, 2022
2022 Incentive Award	2,563.9	10.24	—	—
2019 TIP RSUs	35.9	13.16	n/a	—
LTIP RSUs:
2021	596.1	10.57	—	—
2020	100.5	14.96	301.7	14.96
2019	—	—	—	—
Total LTIP RSUs	696.6		301.7
Total LTIP and TIP RSUs Outstanding as of September 30, 2022	3,296.4		301.7
(a) The 2019 TIP provides for RSU awards that are only time-based.
(b) There have been no accelerated vestitures for the three and nine months ended September 30, 2022 in connection with the LTIP RSUs and the 2019 TIP RSUs.

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
The Company recorded provision for income taxes of $2.8 million (Products Corporation - $2.8 million) for the three months ended September 30, 2022 and a provision for income taxes of $5.4 million (Products Corporation - $5.5 million) for the three months ended September 30, 2021, respectively. The $2.6 million decrease in the provision for income taxes for the third quarter of 2022, compared to the same quarter in 2021, was primarily due to the geographical mix of earnings and net change of valuation allowance on its net deferred tax assets for certain jurisdictions.
The Company recorded a provision for income taxes of $12.1 million (Products Corporation - $12.1 million) for the nine months ended September 30, 2022 and a provision for income taxes of $23.8 million (Products Corporation - $23.9 million) for the nine months ended September 30, 2021, respectively. The $11.7 million decrease (Products Corporation - $11.8 million) in the provision for income taxes in the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, was primarily due to the geographical level and mix of earnings and net change of valuation allowance on its net deferred tax assets for certain jurisdictions.
The Company's effective tax rate for the three and nine months ended September 30, 2022 and September 30, 2021 was lower than the federal statutory rate of 21% primarily due to losses for which no tax benefit can be recognized, as well as state taxes for certain U.S. entities.
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
For further information, see Note 13, "Income Taxes," to the Consolidated Financial Statements in the Company's 2021 Form 10-K.

13. ACCUMULATED OTHER COMPREHENSIVE LOSS

A roll-forward of the Company's accumulated other comprehensive loss as of September 30, 2022 is as follows:

	Foreign Currency Translation	Actuarial (Loss) Gain on Post-retirement Benefits	Other	Accumulated Other Comprehensive Loss
Balance at January 1, 2022	$(25.8)	$(208.6)	$(0.3)	$(234.7)
Foreign currency translation adjustment, net of tax (b)	(8.2)	—	—	(8.2)
Amortization of pension related costs, net of tax (a) (b)	—	8.6	—	8.6
Other comprehensive (loss) income	$(8.2)	$8.6	$—	$0.4
Balance at September 30, 2022	$(34.0)	$(200.0)	$(0.3)	$(234.3)
(a) Amounts represent the change in accumulated other comprehensive loss as a result of the amortization of actuarial losses (gains) arising during each year related to the Company’s pension and other post-retirement plans. See Note 10, "Pension and Post-retirement Benefits," for further information on the Company’s pension and other post-retirement plans.
(b) Amounts presented are net of tax expense of nil for each of the years ended September 30, 2022 and 2021, respectively.

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

Revlon, Inc.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Segment Net Sales:
Revlon	$176.6	$173.0	$544.9	$521.8
Elizabeth Arden	120.7	122.8	347.7	359.7
Portfolio	83.0	112.7	268.4	307.4
Fragrances	88.1	112.6	229.6	274.6
Total	$468.4	$521.1	$1,390.6	$1,463.5

Segment Profit:
Revlon	$13.8	$16.1	$62.1	$45.3
Elizabeth Arden	16.0	21.3	39.9	42.1
Portfolio	3.5	22.1	25.7	46.3
Fragrances	17.0	22.9	32.8	50.8
Total	$50.3	$82.4	$160.5	$184.5

Reconciliation:
Total Segment Profit	$50.3	$82.4	$160.5	$184.5
Less:
Depreciation and amortization	26.3	31.2	80.7	96.8
Non-cash stock compensation expense	7.2	3.9	15.3	10.4
Non-Operating items:
Restructuring and related charges	3.5	10.8	28.5	28.0
Acquisition, integration and divestiture costs	0.2	0.6	0.7	1.8
Gain on divested assets	—	0.1	—	(1.7)
Financial control remediation and sustainability actions and related charges	—	—	—	0.4
COVID-19 charges	—	(0.1)	—	6.1
Capital structure and related charges	0.2	1.8	3.9	6.8
Impairment charges	—	—	24.3	—
Operating income (loss)	12.9	34.1	7.1	35.9
Less:
Interest Expense	56.2	63.1	175.8	183.9
Amortization of debt issuance costs	—	8.7	20.9	30.7
Foreign currency losses (gains), net	19.4	9.9	41.4	11.5
Miscellaneous, net	2.3	0.1	9.0	2.8
Reorganization items, net	85.0	—	243.3	$—
Loss from operations before income taxes	$(150.0)	$(47.7)	$(483.3)	$(193.0)

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(DEBTOR-IN-POSSESSION)
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)
(Unaudited)

Products Corporation

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Segment Net Sales:
Revlon	$176.6	$173.0	$544.9	$521.8
Elizabeth Arden	120.7	122.8	347.7	359.7
Portfolio	83.0	112.7	268.4	307.4
Fragrances	88.1	112.6	229.6	274.6
Total	$468.4	$521.1	$1,390.6	$1,463.5

Segment Profit:
Revlon	$14.6	$16.6	$64.5	$46.8
Elizabeth Arden	16.6	21.7	41.5	43.1
Portfolio	3.9	22.5	26.9	47.3
Fragrances	17.3	23.2	33.8	51.6
Total	$52.4	$84.0	$166.7	$188.8

Reconciliation:
Total Segment Profit	$52.4	$84.0	$166.7	$188.8
Less:
Depreciation and amortization	26.3	31.2	80.7	96.8
Non-cash stock compensation expense	7.2	3.9	15.3	10.4
Non-Operating items:
Restructuring and related charges	3.5	10.8	28.5	28.0
Acquisition, integration and divestiture costs	0.2	0.6	0.7	1.8
Gain on divested assets	—	0.1	—	(1.7)
Financial control remediation and sustainability actions and related charges	—	—	—	0.4
COVID-19 charges	—	(0.1)	—	6.1
Capital structure and related charges	0.2	1.8	3.9	6.8
Impairment charge	—	—	24.3	—
Operating income (loss)	15.0	35.7	13.3	40.2
Less:
Interest Expense	56.2	63.1	175.8	183.9
Amortization of debt issuance costs	—	8.7	20.9	30.7
Foreign currency losses (gains), net	19.4	9.9	41.4	11.5
Miscellaneous, net	4.3	0.1	14.4	2.8
Reorganization items, net	85.0	—	243.3	—
Loss from operations before income taxes	$(149.9)	$(46.1)	$(482.5)	$(188.7)

As of September 30, 2022, the Company had operations established in approximately 25 countries outside of the U.S. and its products are sold throughout the world. Generally, net sales by geographic area are presented by attributing revenues from external customers on the basis of where the products are sold.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(DEBTOR-IN-POSSESSION)
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)
(Unaudited)

The following tables present the Company's segment net sales by geography and total net sales by classes of similar products for the periods presented:

	Three Months Ended September 30, 2022					Nine Months Ended September 30, 2022
	Revlon	Elizabeth Arden	Portfolio	Fragrances	Total	Revlon	Elizabeth Arden	Portfolio	Fragrances	Total
Geographic Area:
Net Sales
North America	$90.9	$24.1	$51.0	$58.3	$224.3	$293.5	$64.5	$169.7	$141.9	$669.6
EMEA*	39.8	30.5	24.2	18.4	112.9	126.3	91.8	74.9	56.5	349.5
Asia	10.2	58.6	0.3	4.5	73.6	27.8	173.7	1.8	15.2	218.5
Latin America*	18.4	2.2	4.4	3.6	28.6	46.7	4.7	12.3	8.3	72.0
Pacific*	17.3	5.3	3.1	3.3	29.0	50.6	13.0	9.7	7.7	81.0
	$176.6	$120.7	$83.0	$88.1	$468.4	$544.9	$347.7	$268.4	$229.6	$1,390.6

	Three Months Ended September 30, 2021					Nine Months Ended September 30, 2021
	Revlon	Elizabeth Arden	Portfolio	Fragrances	Total	Revlon	Elizabeth Arden	Portfolio	Fragrances	Total
Geographic Area:
Net Sales
North America	$88.4	$32.3	$75.2	$81.5	$277.4	$270.9	$80.9	$201.9	$193.8	$747.5
EMEA*	43.8	30.4	28.7	20.5	123.4	125.4	85.9	80.6	54.0	345.9
Asia	9.1	52.0	0.4	3.5	65.0	31.7	171.8	2.3	10.4	216.2
Latin America*	14.2	2.5	4.8	3.4	24.9	40.7	5.8	12.2	7.9	66.6
Pacific*	17.5	5.6	3.6	3.7	30.4	53.1	15.3	10.4	8.5	87.3
	$173.0	$122.8	$112.7	$112.6	$521.1	$521.8	$359.7	$307.4	$274.6	$1,463.5
* The EMEA region includes Europe, the Middle East and Africa; the Latin America region includes Mexico, Central America and South America; and the Pacific region includes Australia and New Zealand.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022		2021		2022		2021
Classes of similar products:
Net sales:
Color cosmetics	$123.0	26%	$124.8	24%	$383.2	28%	$368.5	25%
Fragrance	141.2	30%	160.1	31%	357.6	26%	395.4	27%
Hair care	106.1	23%	124.2	24%	333.7	24%	351.6	24%
Beauty care	38.2	8%	45.6	9%	117.9	8%	124.8	9%
Skin care	59.9	13%	66.4	12%	198.2	14%	223.2	15%
	$468.4		$521.1		$1,390.6		$1,463.5

The following table presents the Company's long-lived assets by geographic area:

	September 30, 2022		December 31, 2021
Long-lived assets, net:
United States	$1,055.8	85%	$1,134.3	84%
International	185.0	15%	215.8	16%
	$1,240.8		$1,350.1

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(DEBTOR-IN-POSSESSION)
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)
(Unaudited)

15. REVLON, INC. BASIC AND DILUTED EARNINGS (LOSS) PER COMMON SHARE
Following are the components of Revlon's basic and diluted loss per common share for the periods presented:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Numerator:
Net loss	$(152.8)	$(53.1)	$(495.4)	$(216.8)
Denominator:
Weighted-average common shares outstanding – Basic	55,111,423	54,025,861	54,818,140	53,899,732
Effect of dilutive restricted stock and RSUs	—	—	—	—
Weighted-average common shares outstanding – Diluted	55,111,423	54,025,861	54,818,140	53,899,732
Basic and Diluted loss per common share:
Net loss per common share	$(2.77)	$(0.98)	$(9.04)	$(4.02)

Unvested restricted stock and RSUs under the Stock Plan(a)	73,756	759,994	1,557	581,856
(a) These are outstanding common stock equivalents that were not included in the computation of Revlon's diluted earnings per common share because their inclusion would have had an anti-dilutive effect.

16. CONTINGENCIES

Citibank Litigation

Litigation regarding certain wire transfers mistakenly paid by Citibank, N.A. (“Citi”) from its own funds on August 11, 2020 to holders of term loans issued to Revlon under the 2016 Credit Agreement remains ongoing. The wire payments at issue were made to all lenders under the 2016 Credit Agreement in amounts equaling the principal and interest outstanding on the loans at that time. Certain lenders that received the payments returned the funds soon after the mistaken transfer, but holders of approximately $504 million did not.

In the matter captioned In re Citibank August 11, 2020 Wire Transfers, 520 F. Supp. 3d 390 (S.D.N.Y. 2021) (the “Citi Decision”), the United States District Court for the Southern District of New York (the “District Court”) held that the wire transfers were final and complete transactions not subject to revocation. Citi appealed the Citi Decision. Citi also asserted subrogation rights, but, as yet, there has been no determination of those rights, if any, under the 2016 Credit Agreement and Revlon has not taken a position on this issue. In these circumstances, prior to the Petition Date, the Company continued to make the scheduled payments under the 2016 Credit Agreement as if the full amount of the 2016 Credit Agreement remained outstanding. Following the Petition Date, the Company's payments under the 2016 Credit Agreement are automatically stayed as a result of the Bankruptcy Petitions.

Subsequently, in the matter captioned Citibank, N.A. v. Brigade Cap. Mgmt., LP, No. 21-487, 2022 WL 4102227 (2d Cir. Sept. 8, 2022), the United States Court of Appeals for the Second Circuit (the “Second Circuit”) reversed the District Court’s ruling in the Citi Decision, holding that Citi is entitled to return of the mistakenly transferred funds. The defendants’ petition for rehearing and rehearing en banc was denied on October 12, 2022. The case was remanded to the District Court, and the parties have until November 10, 2022 to submit a joint letter addressing the next steps, if any, in the litigation.

Adversary Complaints

August 12, 2022 Adversary Complaint

On August 12, 2022, Citi filed an Adversary Complaint (the “August 12, 2022 Adversary Complaint”) against Revlon, Inc., Products Corporation, and several of Products Corporation’s subsidiaries in the U.S. Bankruptcy Court for the Southern District of New York, Case No. 22-10760-dsj [Docket No. 373]. The August 12, 2022 Adversary Complaint arises out of the District Court’s judgment entered on February 16, 2021 in the Citibank Litigation described above. Because the Second Circuit vacated the District Court’s judgment and remanded the case for further proceedings (In re Citibank August 11, 2020 Wire Transfers, No. 21-487 (2d Cir. 2022)), the parties agreed to stay the adversary proceeding pending disposition of the District Court litigation.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(DEBTOR-IN-POSSESSION)
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)
(Unaudited)

October 31, 2022 Adversary Complaint

On October 31, 2022, a group of lenders under the Term Credit Agreement, dated as of September 7, 2016, by and among Products Corporation, as borrower, Revlon, Inc., the lenders from time to time parties thereto and Citibank, N.A, as administrative agent and collateral agent (as amended, restated, supplemented or otherwise modified from time to time, the “2016 Credit Agreement”) filed an Adversary Complaint against Revlon, Inc., Products Corporation, several of Products Corporation’s subsidiaries, and several of Products Corporation’s contractual counterparties, including Jefferies Finance LLC, Jefferies LLC, and several lenders under the 2020 BrandCo Credit Agreement, dated May 7, 2020, by and among Products Corporation, Jefferies Finance LLC, as administrative agent and collateral agent, and certain financial institutions that are lenders or the affiliates of lenders under Products Corporation’s 2016 Credit Agreement, in the U.S. Bankruptcy Court for the Southern District of New York (the “ October 31, 2022 Adversary Complaint”), Case No. 22-10760-dsj [Docket No. 956].

The October 31, 2022 Adversary Complaint alleges various spurious causes of action, stemming from various alleged breaches of the provisions of the 2016 Credit Agreement, including claims for breach of contract, declaratory judgment, breach of the implied covenant of good faith and fair dealing, conversion, aiding and abetting conversion, unjust enrichment, equitable subordination, tortious interference with contract, and constructive trust. The October 31, 2022 Adversary Complaint seeks various forms of relief, including declaratory relief, specific performance, rescission of certain existing agreements, injunctive relief, damages, costs and expenses, attorneys’ fees, and pre-judgment interest. The Company believes that the lawsuit is without merit and intends to vigorously contest its claims.

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
The Company participates in MacAndrews & Forbes' directors and officers liability insurance program (the "D&O Insurance Program"), as well as its other insurance coverages, such as property damage, business interruption, liability and other coverages, which cover the Company, as well as MacAndrews & Forbes and its subsidiaries. The limits of coverage for certain of the policies are available on an aggregate basis for losses to any or all of the participating companies and their respective directors and officers. The Company reimburses MacAndrews & Forbes from time-to-time for their allocable portion of the premiums for such coverage or the Company pays the insurers directly, which premiums the Company believes are more favorable than the premiums that the Company would pay were it to secure stand-alone coverage. Any amounts paid by the Company directly to MacAndrews & Forbes in respect of premiums are included in the amounts paid under the Reimbursement Agreements. To ensure the availability of directors and officers liability insurance coverage through January 2023, the Company and MacAndrews & Forbes agreed to collectively make payments under MacAndrews & Forbes’ D&O Insurance Program. During 2021, the Company made a payment of approximately $1.3 million in respect of its participation in the D&O Insurance Program. During the three and nine months ended September 30, 2022, the Company made no payment in respect of its participation in the D&O Insurance Program. As of September 30, 2022, the Company has no balance outstanding in respect of its participation in the D&O Insurance Program.
The net activity related to services purchased under the Transfer and Reimbursement Agreements during the nine months ended September 30, 2022 and 2021 was less than $0.1 million income and $0.2 million income, respectively. As of September 30, 2022 and December 31, 2021, a receivable balance of $0.1 million, and a receivable balance of $0.1 million, from, MacAndrews & Forbes, respectively, was included in the Company's Unaudited Consolidated Balance Sheet for transactions subject to the Transfer and Reimbursement Agreements.

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

As of September 30, 2022, MacAndrews & Forbes beneficially owned approximately 85.1% of Revlon's Class A Common Stock, which at such date was Revlon's only class of capital stock outstanding. As a result, MacAndrews & Forbes is able to elect Revlon’s entire Board of Directors and control the vote on all matters submitted to a vote of Revlon's stockholders. MacAndrews & Forbes is beneficially owned by Ronald O. Perelman. Mr. Perelman is Chairman of Revlon’s and Products Corporation's Board of Directors.

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

During the nine months ended September 30, 2022 and 2021, the Company engaged several companies in which MacAndrews & Forbes had a controlling interest to provide the Company with various ordinary course business services. These services included processing $6.2 million and $8.7 million of coupon redemptions for the Company's retail customers for the nine months ended September 30, 2022 and 2021, respectively, for which the Company incurred fees of $0.1 million and $0.2 million for the nine months ended September 30, 2022 and 2021, respectively, and other similar advertising and coupon redemption, for which the Company had net payables aggregating to less than $0.1 million and $0.5 million as of September 30, 2022 and December 31, 2021. As of September 30, 2022 and December 31, 2021, payable balances of approximately $4.4 million and $4.2 million, respectively, were included in the Company's Consolidated Balance Sheet for the aforementioned coupon redemption services. The Company believes that its engagement of each of these affiliates was on arm's length terms, taking into account each firm's expertise in its respective field, and that the fees paid or received were at least as favorable as those available from unaffiliated parties.

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

The following Condensed Consolidating Financial Statements present the financial information as of September 30, 2022 and December 31, 2021, and for each of the nine months September 30, 2022 and 2021 for: (i) Products Corporation on a stand-alone basis; (ii) the Guarantor Subsidiaries on a stand-alone basis; (iii) the subsidiaries of Products Corporation that did not guarantee and do not guarantee Products Corporation's 6.25% Senior Notes (the "Non-Guarantor Subsidiaries") on a stand-alone basis; and; (iv) Products Corporation, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries on a consolidated basis. The Condensed Consolidating Financial Statements are presented on the equity method, under which the investments in subsidiaries are recorded at cost and adjusted to the applicable share of the subsidiary's cumulative results of operations, capital contributions, distributions and other equity changes. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions.

Products Corporation and Subsidiaries Condensed Consolidating Balance Sheets
As of September 30, 2022
	Products Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

ASSETS
Cash and cash equivalents	$6.2	$155.9	$84.3	$—	$246.4
Trade receivables, less allowances for doubtful accounts	62.2	89.8	167.0	—	319.0
Inventories, net	158.3	129.4	168.3	—	456.0
Prepaid expenses and other	340.2	34.5	51.5	—	426.2
Intercompany receivables	3,425.7	5,266.9	821.2	(9,513.8)	—
Investment in subsidiaries	1,240.3	(165.9)	—	(1,074.4)	—
Property, plant and equipment, net	140.0	38.1	71.8	—	249.9
Deferred income taxes	—	2.5	47.4	—	49.9
Goodwill	404.8	35.2	121.2	—	561.2
Intangible assets, net	0.1	130.1	205.2	—	335.4
Other assets	61.6	9.2	151.6	(128.1)	94.3
Total assets	$5,839.4	$5,725.7	$1,889.5	$(10,716.3)	$2,738.3
LIABILITIES AND STOCKHOLDER’S DEFICIENCY
Short-term borrowings	$—	$—	$0.6	$—	$0.6
Current portion of long-term debt	746.8	—	0.1	—	746.9
Accounts payable	49.2	2.1	53.7	—	105.0
Accrued expenses and other	182.3	61.3	148.7	—	392.3
Intercompany payables	445.0	747.3	430.6	(1,622.9)	—
Long-term debt	—	—	0.1	—	0.1
Other long-term liabilities	68.1	79.4	23.0	—	170.5
Liabilities subject to compromise	6,708.9	4,422.2	540.4	(8,012.5)	3,659.0
Total liabilities	8,200.3	5,312.3	1,197.2	(9,635.4)	5,074.4
Stockholder’s (deficiency) equity	(2,360.9)	413.4	692.3	(1,080.9)	(2,336.1)
Total liabilities and stockholder’s (deficiency) equity	$5,839.4	$5,725.7	$1,889.5	$(10,716.3)	$2,738.3

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

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(DEBTOR-IN-POSSESSION)
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)
(Unaudited)

Products Corporation and Subsidiaries Condensed Consolidating Statement of Operations and Comprehensive (Loss) Income
Three Months Ended September 30, 2022
	Products Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Sales	$102.3	$113.7	$252.4	$—	$468.4
Cost of sales	48.6	58.7	100.2	—	207.5
Gross profit	53.7	55.0	152.2	—	260.9
Selling, general and administrative expenses	85.2	52.1	109.1	—	246.4
Acquisition and integration costs	0.2	—	—	—	0.2
Restructuring charges and other, net	(2.0)	0.2	1.1	—	(0.7)
Impairment charges	—	—	—	—	—
(Gain) loss on divested assets	—	—	—	—	—
Operating (loss) income	(29.7)	2.7	42.0	—	15.0
Other (income) expense:
Intercompany interest, net	(4.0)	(0.3)	4.3	—	—
Interest expense, net	56.2	—	—	—	56.2
Amortization of debt issuance costs	—	—	—	—	—
Foreign currency losses (gains), net	5.0	(0.2)	14.6	—	19.4
Miscellaneous, net	(10.3)	9.1	5.5	—	4.3
Reorganization items, net	86.6	(1.6)	—	—	85.0
Other expense (income), net	133.5	7.0	24.4	—	164.9
(Loss) income from continuing operations before income taxes	(163.2)	(4.3)	17.6	—	(149.9)
(Benefit from) provision for income taxes	—	0.1	2.7	—	2.8
(Loss) income from continuing operations, net of taxes	(163.2)	(4.4)	14.9	—	(152.7)
Equity in income (loss) of subsidiaries	16.3	(1.4)	—	(14.9)	—
Net (loss) income	$(146.9)	$(5.8)	$14.9	$(14.9)	$(152.7)
Other comprehensive income (loss)	(3.3)	8.7	(9.6)	0.9	(3.3)
Total comprehensive (loss) income	$(150.2)	$2.9	$5.3	$(14.0)	$(156.0)

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(DEBTOR-IN-POSSESSION)
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)
(Unaudited)

Products Corporation and Subsidiaries Condensed Consolidating Statement of Operations and Comprehensive (Loss) Income
Three Months Ended September 30, 2021
	Products Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Sales	$103.1	$162.2	$255.8	$—	$521.1
Cost of sales	56.7	72.4	92.1	—	221.2
Gross profit	46.4	89.8	163.7	—	299.9
Selling, general and administrative expenses	74.0	65.9	114.6	—	254.5
Acquisition and integration costs	0.6	—	—	—	0.6
Restructuring charges and other, net	6.7	0.3	2.0	—	9.0
Impairment charges	—	—	—	—	—
Gain on divested assets	0.1	—	—	—	0.1
Operating (loss) income	(35.0)	23.6	47.1	—	35.7
Other (income) expense:
Intercompany interest, net	(3.1)	0.7	2.4	—	—
Interest expense	58.7	—	4.4	—	63.1
Amortization of debt issuance costs	8.7	—	—	—	8.7
Foreign currency losses (gains), net	—	0.6	9.3	—	9.9
Miscellaneous, net	194.4	(115.1)	(79.2)	—	0.1
Other expense (income), net	258.7	(113.8)	(63.1)	—	81.8
(Loss) income from continuing operations before income taxes	(293.7)	137.4	110.2	—	(46.1)
(Benefit from) provision for income taxes	—	3.2	2.3	—	5.5
(Loss) income from continuing operations, net of taxes	(293.7)	134.2	107.9	—	(51.6)
Equity in income (loss) of subsidiaries	243.9	92.5	—	(336.4)	—
Net (loss) income	$(49.8)	$226.7	$107.9	$(336.4)	$(51.6)
Other comprehensive income (loss)	2.9	3.9	(2.5)	(1.4)	2.9
Total comprehensive (loss) income	$(46.9)	$230.6	$105.4	$(337.8)	$(48.7)

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(DEBTOR-IN-POSSESSION)
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)
(Unaudited)

Products Corporation and Subsidiaries Condensed Consolidating Statement of Operations and Comprehensive (Loss) Income
Nine Months Ended September 30, 2022
	Products Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Sales	$326.6	$329.9	$734.1	$—	$1,390.6
Cost of sales	160.2	156.7	278.9	—	595.8
Gross profit	166.4	173.2	455.2	—	794.8
Selling, general and administrative expenses	279.0	154.5	318.7	—	752.2
Acquisition, integration and divestiture costs	0.6	—	0.1	—	0.7
Restructuring charges and other, net	2.0	0.4	1.9	—	4.3
Impairment charges	18.3	1.5	4.5	—	24.3
(Gain) loss on divested assets	—	—	—	—	—
Operating (loss) income	(133.5)	16.8	130.0	—	13.3
Other (income) expense:
Intercompany interest, net	(6.7)	0.7	6.0	—	—
Interest expense	170.0	—	5.8	—	175.8
Amortization of debt issuance costs	20.9	—	—	—	20.9
Foreign currency losses, net	14.6	0.1	26.7	—	41.4
Miscellaneous, net	31.4	(14.2)	(2.8)	—	14.4
Reorganization items, net	240.6	2.7	—	—	243.3
Other expense (income), net	470.8	(10.7)	35.7	—	495.8
(Loss) income from operations before income taxes	(604.3)	27.5	94.3	—	(482.5)
Provision for (benefit from) for income taxes	—	5.0	7.1	—	12.1
(Loss) income from operations, net of taxes	(604.3)	22.5	87.2	—	(494.6)
Equity in income (loss) of subsidiaries	123.2	(8.9)	—	(114.3)	—
Net (loss) income	$(481.1)	$13.6	$87.2	$(114.3)	$(494.6)
Other comprehensive (loss) income	0.4	29.6	(7.9)	(21.7)	0.4
Total comprehensive (loss) income	$(480.7)	$43.2	$79.3	$(136.0)	$(494.2)

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(DEBTOR-IN-POSSESSION)
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)
(Unaudited)

Products Corporation and Subsidiaries Condensed Consolidating Statement of Operations and Comprehensive (Loss) Income
Nine Months Ended September 30, 2021
	Products Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Sales	$311.6	$411.6	$740.3	$—	$1,463.5
Cost of sales	155.4	182.8	270.5	—	608.7
Gross profit	156.2	228.8	469.8	—	854.8
Selling, general and administrative expenses	262.8	178.9	350.0	—	791.7
Acquisition, integration and divestiture costs	1.7	—	0.1	—	1.8
Restructuring charges and other, net	13.5	2.5	6.8	—	22.8
Impairment charges	—	—	—	—	—
Loss on divested assets	(1.7)	—	—	—	(1.7)
Operating (loss) income	(120.1)	47.4	112.9	—	40.2
Other (income) expenses:
Intercompany interest, net	(3.9)	1.9	2.0	—	—
Interest expense	178.4	—	5.5	—	183.9
Amortization of debt issuance costs	30.7	—	—	—	30.7
Foreign currency losses, net	(0.2)	(0.3)	12.0	—	11.5
Miscellaneous, net	231.1	(126.9)	(101.4)	—	2.8
Other expense (income), net	436.1	(125.3)	(81.9)	—	228.9
Loss from operations before income taxes	(556.2)	172.7	194.8	—	(188.7)
Provision for (benefit from) income taxes	—	4.6	19.3	—	23.9
(Loss) income from operations, net of taxes	(556.2)	168.1	175.5	—	(212.6)
Equity in (loss) income of subsidiaries	353.9	102.2	—	(456.1)	—
Net (loss) income	$(202.3)	$270.3	$175.5	$(456.1)	$(212.6)
Other comprehensive (loss) income	4.5	8.1	—	(8.1)	4.5
Total comprehensive (loss) income	$(197.8)	$278.4	$175.5	$(464.2)	$(208.1)

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(DEBTOR-IN-POSSESSION)
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)
(Unaudited)

Products Corporation and Subsidiaries Condensed Consolidating Statements of Cash Flows
Nine Months Ended September 30, 2022
	Products Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash (used in) provided by operating activities	$(449.6)	$253.0	$(54.4)	$—	$(251.0)
CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash (used in) provided by investing activities	(3.8)	(1.1)	(3.2)	—	(8.1)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in short-term borrowings and overdraft	—	(0.6)	—	—	(0.6)
Borrowings on term loans	—	—	—	—	—
Repayments on term loans	(13.6)	—	(75.0)	—	(88.6)
Net (repayments) borrowings under the revolving credit facilities	(0.6)	—	—	—	(0.6)
Borrowings on DIP Term Loan Facility	575.0				575.0
Repayments on Tranche A DIP ABL Facility	(67.2)				(67.2)
Payment of financing costs	(18.8)	—	—	—	(18.8)
Tax withholdings related to net share settlements of restricted stock and RSUs	(3.3)	—	—	—	(3.3)
Other financing activities	(0.1)	(0.1)	—	—	(0.2)
Net cash provided by (used in) financing activities	471.4	(0.7)	(75.0)	—	395.7
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(15.7)	(97.4)	105.8	—	(7.3)
Net increase (decrease) in cash, cash equivalents and restricted cash	2.3	153.8	(26.8)	—	129.3
Cash, cash equivalents and restricted cash at beginning of period	$4.0	$2.1	$114.8	$—	$120.9
Cash, cash equivalents and restricted cash at end of period	$6.3	$155.9	$88.0	$—	$250.2

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(DEBTOR-IN-POSSESSION)
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)
(Unaudited)

Products Corporation and Subsidiaries Condensed Consolidating Statements of Cash Flows
Nine Months Ended September 30, 2021
	Products Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash (used in) provided by operating activities	$(418.6)	$57.7	$274.2	$—	$(86.7)
CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash (used in) provided by investing activities	(1.9)	(0.8)	(1.5)	—	(4.2)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in short-term borrowings and overdraft	(4.5)	(5.6)	(2.4)	—	(12.5)
Borrowings on term loans	305.0	—	—	—	305.0
Repayments on Term Loans	(186.7)	—	—	—	(186.7)
Net (repayments) borrowings under the revolving credit facilities	(2.7)	—	—	—	(2.7)
Borrowings on DIP Term Loan Facility	—	—	—	—	—
Repayments on Tranche A DIP ABL Facility	—	—	—	—	—
Payments of financing costs	(17.9)	—	—	—	(17.9)
Tax withholdings related to net share settlements of restricted stock and RSUs	(2.4)	—	—	—	(2.4)
Other financing activities	(0.2)	(0.1)	—	—	(0.3)
Net cash provided by (used in) financing activities	90.6	(5.7)	(2.4)	—	82.5
Effect of exchange rate changes on cash, cash equivalents and restricted cash	349.5	(57.8)	(294.1)	—	(2.4)
Net increase (decrease) in cash, cash equivalents and restricted cash	19.6	(6.6)	(23.8)	—	(10.8)
Cash, cash equivalents and restricted cash at beginning of period	$6.5	$7.8	$88.2	$—	$102.5
Cash, cash equivalents and restricted cash at end of period	$26.1	$1.2	$64.4	$—	$91.7

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(DEBTOR-IN-POSSESSION)
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)
(Unaudited)

19. LIABILITIES SUBJECT TO COMPROMISE

As discussed in Note 1. "Description of Business and Summary of Significant Accounting Policies", since the Petition Date, the Company has been operating as debtors in possession under the jurisdiction of the Bankruptcy Court and in accordance with provisions of the Bankruptcy Code. On the accompanying Consolidated Balance Sheets, the caption “Liabilities subject to compromise” reflects the expected allowed amount of the pre-petition claims that are not fully secured and that have at least a possibility of not being repaid at the full claim amount. Liabilities subject to compromise at September 30, 2022 consisted of the following:

September 30,
2022
Accounts payable	$89.6
Accrued expenses	141.9
Other liabilities	106.3
Debt subject to compromise	3,277.3
Total liabilities subject to compromise	$3,615.1

The Company will continue to evaluate the amount and classification of its pre-petition liabilities. Any additional liabilities that are subject to compromise will be recognized accordingly, and the aggregate amount of liabilities subject to compromise may change.

20. REORGANIZATION ITEMS, NET

Reorganization items incurred as a result of the Chapter 11 Cases are presented separately in the accompanying statements of operations for the three and nine months ended September 30, 2022 and were as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2022	September 30, 2022
Write off of deferred financing costs and discount on debt subject to compromise	$—	$124.8
DIP facilities financing costs	2.0	16.8
Professional fees	81.6	96.0
Other	0.4	4.7
Gain on settlement of pre-petition accounts payable	(9.3)	(9.3)
Bankruptcy related employee compensation programs	$10.3	$10.3
Reorganization items, net	$85.0	$243.3

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(DEBTOR-IN-POSSESSION)
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)
(Unaudited)

21. CONDENSED CONSOLIDATION DEBTOR-IN-POSSESSION FINANCIAL INFORMATION

The financial statements below represent the condensed combined financial statements of the Debtors as of September 30, 2022 and December 31, 2021 and for the three and nine months ended September 30, 2022 and 2021.

REVLON, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
CONSOLIDATED BALANCE SHEETS
(dollars in millions, except share and per share amounts)
(Unaudited)

	September 30, 2022	December 31, 2021

ASSETS
Current assets:
Cash and cash equivalents	$168.5	$17.9
Trade receivables (net of allowance for doubtful accounts of $0.7 and $2.3, respectively)	188.4	258.7
Trade receivables from non-debtor subsidiaries	453.8	400.4
Inventories, net	292.4	261.8
Prepaid expenses and other assets	171.4	74.5
Total current assets	1,274.5	1,013.3
Property, plant and equipment (net of accumulated depreciation of $433.2 and $426.0, respectively)	185.2	219.4
Deferred income taxes	2.7	17.5
Goodwill	540.0	540.0
Intangible assets (net of accumulated amortization and impairment of $226.3 and $274.4, respectively)	278.7	320.8
Investment in subsidiaries	877.7	874.5
Due from affiliates	254.8	249.8
Other assets	75.3	74.8
Total assets	$3,488.9	$3,310.1

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities:
Short-term borrowings	$—	$—
Current portion of long-term debt	746.8	137.1
Accounts payable	52.6	134.7
Accounts payable to non-debtors	7.9	234.5
Accrued expenses and other current liabilities	231.2	267.1
Total current liabilities	$1,038.5	$773.4
Long-term debt	—	3,234.2
Long-term pension and other post-retirement plan liabilities	79.8	141.3
Other long-term liabilities	7.8	337.9
Liabilities subject to compromise	4,098.4	—
Total liabilities	5,224.5	4,486.8
Stockholder’s (deficiency) equity	(1,735.6)	(1,176.7)
Total liabilities and stockholders’ deficiency	$3,488.9	$3,310.1

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(DEBTOR-IN-POSSESSION)
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)
(Unaudited)

REVLON, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(dollars in millions, except share and per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Net sales	$249.7	$305.8	$744.0	$819.9
Cost of sales	122.1	144.2	355.7	376.2
Gross profit	127.6	161.6	388.3	443.7
Selling, general and administrative expenses	161.9	156.7	486.8	487.1
Acquisition, integration and divestiture costs	0.2	0.6	0.6	1.8
Restructuring charges and other, net	(1.7)	7.1	2.5	17.1
Impairment charges	—	—	20.5	—
Operating income (loss)	(32.8)	(2.8)	(122.1)	(62.3)
Other expenses:
Interest expense, net	51.4	56.3	163.5	176.4
Amortization of debt issuance costs	—	8.7	16.8	29.9
Foreign currency losses, net	5.1	1.9	14.5	(0.8)
Miscellaneous, net	2.4	(324.2)	9.7	(321.4)
Reorganization items, net	85.0	—	243.3	—
Equity in net loss of subsidiary	(30.8)	(34.1)	(53.9)	(47.3)
Other expenses	113.1	(291.4)	393.9	(163.2)
Loss from operations before income taxes	(145.9)	288.6	(516.0)	100.9
Provision for income taxes	0.9	7.6	13.8	9.7
Net loss	$(146.8)	$281.0	$(529.8)	$91.2
Other comprehensive income, net	4.1	4.5	4.4	4.1
Total comprehensive loss	$(142.7)	$285.5	$(525.4)	$95.3

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(DEBTOR-IN-POSSESSION)
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)
(Unaudited)

REVLON, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in millions)
(Unaudited)

	Nine Months Ended September 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash used in operating activities	(310.9)	30.2
CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash used in investing activities	(5.4)	(4.4)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in short-term borrowings and overdraft	(0.7)	(10.6)
Borrowings on term loans	—	230.0
Repayments on term loans	(13.6)	(127.8)
Net (repayments) borrowings under the revolving credit facilities	(0.6)	(2.7)
Borrowings on DIP Term Loan Facility	575.0	—
Repayments on Tranche A DIP ABL Facility	(67.2)	—
Payment of financing costs	(18.8)	(13.7)
Tax withholdings related to net share settlements of restricted stock and RSUs	(3.3)	(2.4)
Cash transfer to non-debtor affiliates	—	(97.5)
Other financing activities	(0.2)	(0.3)
Net cash provided by financing activities	470.6	(25.0)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1.0)	(0.1)
Net increase in cash, cash equivalents and restricted cash	153.3	0.7
Cash, cash equivalents and restricted cash at beginning of period	17.9	10.8
Cash, cash equivalents and restricted cash at end of period (a)	$171.2	$11.5
(a)These amounts include restricted cash of $2.7 million and nil as of September 30, 2022 and 2021, respectively. The balance is included within prepaid expenses and other current assets and other assets in the Company's Consolidated Balance Sheets as of September 30, 2022.

COMBINED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(DEBTOR-IN-POSSESSION)
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)
(Unaudited)

22. SUBSEQUENT EVENTS

Adversary Complaints

October 31, 2022 Adversary Complaint

On October 31, 2022, a group of lenders under the Term Credit Agreement, dated as of September 7, 2016, by and among Products Corporation, as borrower, Revlon, Inc., the lenders from time to time parties thereto and Citibank, N.A, as administrative agent and collateral agent (as amended, restated, supplemented or otherwise modified from time to time, the “2016 Credit Agreement”) filed an Adversary Complaint against Revlon, Inc., Products Corporation, several of Products Corporation’s subsidiaries, and several of Products Corporation’s contractual counterparties, including Jefferies Finance LLC, Jefferies LLC, and several lenders under the 2020 BrandCo Credit Agreement, dated May 7, 2020, by and among Products Corporation, Jefferies Finance LLC, as administrative agent and collateral agent, and certain financial institutions that are lenders or the affiliates of lenders under Products Corporation’s 2016 Credit Agreement, in the U.S. Bankruptcy Court for the Southern District of New York (the “ October 31, 2022 Adversary Complaint”), Case No. 22-10760-dsj [Docket No. 956].

The October 31, 2022 Adversary Complaint alleges various spurious causes of action, stemming from various alleged breaches of the provisions of the 2016 Credit Agreement, including claims for breach of contract, declaratory judgment, breach of the implied covenant of good faith and fair dealing, conversion, aiding and abetting conversion, unjust enrichment, equitable subordination, tortious interference with contract, and constructive trust. The October 31, 2022 Adversary Complaint seeks various forms of relief, including declaratory relief, specific performance, rescission of certain existing agreements, injunctive relief, damages, costs and expenses, attorneys’ fees, and pre-judgment interest. The Company believes that the lawsuit is without merit and intends to vigorously contest its claims.

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

Recent Developments

Voluntary Reorganization under Chapter 11

On June 15, 2022 and June 16, 2022 (the “Petition Date”), Revlon Inc. and certain of its subsidiaries, including Revlon Consumer Products Corporation (collectively, the “Debtors”), filed voluntary petitions (the “Bankruptcy Petitions”) for reorganization under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York (such court, the “Bankruptcy Court” and such cases, the “Chapter 11 Cases” or the "Cases"). On June 16, 2022, the Bankruptcy Court entered an order authorizing the joint administration of the Chapter 11 Cases under the caption In re Revlon Inc, Case No. 22-10760. The Debtors will continue to operate their businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. To ensure their ability to continue operating in the ordinary course of business, the Debtors sought from the Bankruptcy Court a variety of “first-day” relief and "second-day" relief, including the ability to obtain debtor-in-possession financing, pay employee wages and benefits, pay vendors and suppliers in the ordinary course for all goods and services provided after the Petition Date and pay fees of professionals involved in the Cases. As of August 2, 2022, all "first-day" and "second-day" orders have been entered by the Bankruptcy Court on a final basis.

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

The Debtors have received final approval of requested relief from the Bankruptcy Court that enables the Debtors to maintain business-as-usual operations and uphold their respective commitments to their stakeholders, including employees, customers, and vendors during the restructuring process, subject to the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code. While the Chapter 11 Cases are pending, the Debtors do not anticipate making interest payments due under the majority of their debt instruments; however, the Debtors expect to pay interest payments in full as they come due under the DIP Facilities and certain other senior secured debt instruments.

In addition, prior to the commencement of the Chapter 11 Cases, the Company secured commitments to enter into (i) a superpriority senior secured debtor-in-possession asset-based loan facility (the “DIP ABL Facility”), in the maximum aggregate principal amount of $400 million, with certain financial institutions party thereto as lenders and MidCap Funding IV Trust, as administrative agent and collateral agent, (ii) a superpriority senior secured debtor-in-possession term loan facility (the “DIP Term Loan Facility”), in the aggregate principal amount of $575 million, with certain financial institutions party thereto as lenders and Jefferies Finance, LLC, as administrative agent and collateral agent, and (iii) a superpriority junior secured debtor-in-possession intercompany credit facility (the “Intercompany DIP Facility” and, together with the DIP ABL Facility and the DIP Term Loan Facility, the “DIP Facilities”) with the Debtors that are BrandCos (as defined in the 2020 BrandCo Credit Agreement referred to herein) (the “BrandCos”).

NYSE Delisting Proceedings

As previously disclosed, on June 16, 2022, the Company received a letter from the staff of NYSE Regulation that it had determined to commence proceedings to delist the Class A Common Stock of the Company from the New York Stock Exchange (“NYSE”) in light of the Company's commencement of the Chapter 11 Cases. The Company appealed the determination in a timely manner. On October 13, 2022, the NYSE reviewed the Company's appeal. On October 20, 2022, the NYSE informed the Company, and publicly announced its determination following such appeal that the Company is no longer suitable for listing on the NYSE and that the NYSE has suspended trading in the Company's Class A Common Stock (NYSE

REVLON, INC AND SUBSIDIARIES
COMBINED MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)
ticker symbol: REV). On October 21, 2022, the NYSE applied to the Securities and Exchange Commission pursuant to Form 25 to remove the Class A Common Stock of the Company from listing and registration on the NYSE at the opening of business on November 1, 2022. As a result of the suspension and expected delisting, the Company's Class A Common Stock began trading exclusively on the OTC market on October 21, 2022 under the symbol REVRQ.

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

For additional information regarding the Company's business, see Part 1, Item 1 "Business" in the Company's 2021 Form 10-K.

Overview of Net Sales and Earnings Results
Consolidated net sales in the third quarter of 2022 were $468.4 million, a $52.7 million decrease, or 10.1%, compared to $521.1 million in the third quarter of 2021. Excluding the $25.8 million unfavorable FX impact, consolidated net sales decreased by $26.9 million, or 5.2%, during the third quarter of 2022. The XFX net sales decrease of $26.9 million in the third quarter of 2022 was due to: a $25.3 million or 22.4%, decrease in Portfolio segment net sales; $21.5 million, or 19.1%, decrease

REVLON, INC AND SUBSIDIARIES
COMBINED MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)
in Fragrances segment net sales; offset by a $14.0 million, or 8.1% increase in Revlon segment net sales and $5.9 million, or 4.8%, increase in Elizabeth Arden segment net sales.

Consolidated net sales in the nine months ended September 30, 2022 were $1,390.6 million, a $72.9 million decrease, or 5.0%, compared to $1,463.5 million in the nine months ended September 30, 2021. Excluding the $54.2 million unfavorable FX impact, consolidated net sales decreased by $18.7 million, or 1.3%, during the nine months ended September 30, 2022. The XFX net sales decrease of $18.7 million in the nine months ended September 30, 2022 was due to: a $38.7 million, or 14.1%, decrease in Fragrances segment net sales; $29.5 million or 9.6%, decrease in Portfolio segment net sales, offset by a $46.6 million, or 8.9%, increase in Revlon segment net sales and a $2.9 million or 0.8%, increase in Elizabeth Arden segment net sales.

Consolidated loss from continuing operations, net of taxes, in the third quarter of 2022 was $152.8 million, compared to $53.1 million in the third quarter of 2021. The $99.7 million increase in consolidated loss from continuing operations, net of taxes, in the third quarter of 2022 was primarily due to:
•$85.0 million increase in reorganization items, net related to the Company's voluntary Chapter 11 filing on June 15, 2022. The costs are primarily related to legal and professional fees, financing costs incurred relating to the DIP Term Loan Facility and the bankruptcy related employee compensation programs during the third quarter of 2022, compared to nil during third quarter of 2021;
•$39.0 million of lower gross profit, primarily due to lower net sales, lower gross profit margin, higher direct material cost, and unfavorable foreign currency impacts during third quarter of 2022, as compared to the third quarter of 2021;
•$9.5 million of unfavorable variance in foreign currency, resulting from $19.4 million in foreign currency losses during the third quarter of 2022, compared to $9.9 million in foreign currency loss during the third quarter of 2021, primarily driven by the net unfavorable impact of foreign currency fluctuations on certain U.S. Dollar denominated intercompany payables, particularly, the strengthening of the U.S. Dollar against the South African Rand, Australian Dollar, British Pound and Euro; and
•a $2.2 million net increase in other miscellaneous expenses, net, in the third quarter of 2022 compared to the third quarter of 2021, primarily due to adjustment to the net periodic pension cost.
with the foregoing partially offset by:
•$7.6 million decrease in SG&A expenses in the third quarter of 2022 compared to the third quarter of 2021, primarily driven by favorable foreign currency impacts and lower royalty expenses, partially offset by higher general and administrative expenses;
•a $2.6 million decrease in the provision for income taxes in the third quarter of 2022 compared to the third quarter of 2021, primarily due to the geographical level and mix of earnings and net change of valuation allowance on its net deferred tax assets for certain jurisdictions.;
•a $9.7 million decrease in restructuring charges, primarily related to lower expenditures under RGGA in the third quarter of 2022, compared to the third quarter of 2021;
•a $6.9 million decrease in interest expense in the third quarter of 2022, compared to the third quarter of 2021, primarily driven by contractual interest stayed on certain pre-petition debt reclassified to LSTC, partially offset by interest expense from DIP facilities; and
•a $8.7 million decrease in amortization of debt issuance costs in the third quarter of 2022, compared to the third quarter of 2021, primarily due to the write off of debt issuance costs on debt subject to compromise to reorganization items, net subsequent to the Chapter 11 filing, in accordance with ASC 852;.

Consolidated loss from continuing operations, net of taxes, in the nine months ended September 30, 2022 was $495.4 million, compared to consolidated loss from continuing operations, net of taxes, of $216.8 million in the nine months ended September 30, 2021. The $278.6 million increase in consolidated loss from continuing operations, net of taxes, in the nine months ended September 30, 2022, compared to nine months ended September 30, 2021, was primarily due to:
•$243.3 million increase in reorganization items, net related to the Company's voluntary Chapter 11 filing on June 15, 2022. The costs are primarily related to the write-off of original issue discount and deferred long-term debt fees on debt subject to compromise, legal and professional fees, financing cost incurred relating to the DIP Term Loan Facility

REVLON, INC AND SUBSIDIARIES
COMBINED MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)
and the bankruptcy related employee compensation programs during the nine months ended September 30, 2021, compared to nil during the nine months ended September 30, 2021;
•a $24.3 million increase in non-cash impairment charges for finite-lived and indefinite-lived intangibles of $18.7 million and $5.6 million, respectively, recorded for the nine months ended September 30, 2022, primarily attributable to the supply chain disruptions, compared to no impairment charges for the nine months ended September 30, 2021;
•$60.0 million of lower gross profit, primarily due to higher sales incentives, allowances and returns, higher direct material cost and unfavorable foreign currency impacts, partially offset by favorable product mix, in the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021;
•$29.9 million of unfavorable variance in foreign currency, resulting from $41.4 million in foreign currency losses during the third quarter of 2022, compared to $11.5 million in foreign currency losses during the third quarter of 2021, primarily driven by the net unfavorable impact of foreign currency fluctuations on certain U.S. Dollar denominated intercompany payables, particularly, the strengthening of the U.S. Dollar against the South African Rand, Australian Dollar, British Pound and Euro; and
•a $6.2 million net increase in other miscellaneous expenses, net, in the nine months ended September 30, 2022, compared to the prior year period, primarily due to commitment fees in connection with refinancing transactions and the pension cost.
with the foregoing partially offset by:
•$37.6 million decrease in SG&A expenses in the nine months ended September 30, 2022, compared to the prior year period, primarily driven by lower brand support expenses, favorable foreign currency impacts, lower permanent displays costs and marginally lower royalty expenses, partially offset by higher general and administrative expenses;
•a $18.5 million decrease in restructuring charges, primarily related to lower expenditures under RGGA in the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021;
•a $11.7 million decrease in the provision for income taxes in the nine months ended September 30, 2022, compared to the prior year period, primarily due to: the geographical mix of earnings and net change of valuation allowance on its net deferred tax assets for certain jurisdictions;
•a $9.8 million decrease in amortization of debt issuance costs in the nine months ended September 30, 2022, compared to the prior year period, primarily due to the write off of debt issuance costs on debt subject to compromise to reorganization items, net subsequent to the Chapter 11 filing, in accordance with ASC 852;
•a $8.1 million decrease in interest expense in the nine months ended September 30, 2022, compared to the prior year period, driven by contractual interest stayed on certain pre-petition debt reclassified to LSTC, partially offset by interest expense from DIP facilities; and
•$1.1 million of lower acquisition, integration and divestiture costs in the nine months ended September 30, 2022, compared to the prior year period, primarily driven by higher amortization of the cash-based awards under the Revlon 2019 TIP in the prior year period.

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

The following tables provide a comparative summary of the Company's segment results for the periods presented.

	Net Sales						Segment Profit
	Three Months Ended September 30,		Change		XFX Change (a)		Three Months Ended September 30,		Change		XFX Change (a)
	2022	2021	$	%	$	%	2022	2021	$	%	$	%
Revlon	$176.6	$173.0	$3.6	2.1%	$14.0	8.1%	$13.8	$16.1	$(2.3)	(14.3)%	$(0.7)	(4.3)%
Elizabeth Arden	120.7	122.8	(2.1)	(1.7)%	5.9	4.8%	16.0	21.3	(5.3)	(24.9)%	(3.5)	(16.4)%
Portfolio	83.0	112.7	(29.7)	(26.4)%	(25.3)	(22.4)%	3.5	22.1	(18.6)	(84.2)%	(18.4)	(83.3)%
Fragrances	88.1	112.6	(24.5)	(21.8)%	(21.5)	(19.1)%	17.0	22.9	(5.9)	(25.8)%	(5.3)	(23.1)%
Total	$468.4	$521.1	$(52.7)	(10.1)%	$(26.9)	(5.2)%	$50.3	$82.4	$(32.1)	(39.0)%	$(27.9)	(33.9)%

	Net Sales						Segment Profit
	Nine Months Ended September 30,		Change		XFX Change (a)		Nine Months Ended September 30,		Change		XFX Change (a)
	2022	2021	$	%	$	%	2022	2021	$	%	$	%
Revlon	$544.9	$521.8	$23.1	4.4%	$46.6	8.9%	$62.1	$45.3	$16.8	37.1%	$20.5	45.3%
Elizabeth Arden	347.7	359.7	(12.0)	(3.3)%	2.9	0.8%	39.9	42.1	(2.2)	(5.2)%	1.2	2.9%
Portfolio	268.4	307.4	(39.0)	(12.7)%	(29.5)	(9.6)%	25.7	46.3	(20.6)	(44.5)%	(19.7)	(42.5)%
Fragrances	229.6	274.6	(45.0)	(16.4)%	(38.7)	(14.1)%	32.8	50.8	(18.0)	(35.4)%	(16.9)	(33.3)%
Total	$1,390.6	$1,463.5	$(72.9)	(5.0)%	$(18.7)	(1.3)%	$160.5	$184.5	$(24.0)	(13.0)%	$(14.9)	(8.1)%

(a) XFX excludes the impact of foreign currency fluctuations.

Revlon Segment

Third quarter results:

Revlon segment net sales in the three months ended September 30, 2022 were $176.6 million, a $3.6 million, or 2.1%, increase, compared to $173.0 million in the three months ended September 30, 2021. Excluding the $10.4 million unfavorable FX impact, total Revlon segment net sales in the three months ended September 30, 2022 increased by $14.0 million, or 8.1%, compared to the three months ended September 30, 2021. The Revlon segment XFX increase in net sales of $14.0 million in the three months ended September 30, 2022 was driven primarily by higher net sales of Revlon color cosmetics, both in North America and in International regions, higher net sales of Revlon-branded professional hair care products in International regions and, to a lesser extent, higher net sales of Revlon ColorSilk, partially offset by lower net sales in North America of Revlon-branded beauty tools.

REVLON, INC AND SUBSIDIARIES
COMBINED MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)
Revlon segment profit in the three months ended September 30, 2022 was $13.8 million, a $2.3 million, or 14.3%, decrease, compared to $16.1 million in the three months ended September 30, 2021. Excluding the $1.7 million unfavorable FX impact, Revlon segment profit in the three months ended September 30, 2022 decreased by $0.7 million, or 4.3%, compared to the three months ended September 30, 2021. This decrease was driven primarily by the Revlon segment's higher departmental expenses and higher brand support expenses, partially offset by higher XFX net sales, as described above, and marginally higher gross profit margin.

Year-to-date results:

Revlon segment net sales in the nine months ended September 30, 2022 were $544.9 million, a $23.1 million, or 4.4%, increase, compared to $521.8 million in the nine months ended September 30, 2021. Excluding the $23.5 million unfavorable FX impact, total Revlon segment net sales in the nine months ended September 30, 2022 increased by $46.6 million, or 8.9%, compared to the nine months ended September 30, 2021. The Revlon segment's XFX increase in net sales of $46.6 million in the nine months ended September 30, 2022 was driven primarily by higher net sales of Revlon color cosmetics in both North America and the International regions, higher net sales of Revlon-branded professional hair care products in International regions and, to a lesser extent, and higher net sales of Revlon ColorSilk in North America and International Regions.

Revlon segment profit in the nine months ended September 30, 2022 was $62.1 million, a $16.8 million, or 37.1%, increase, compared to $45.3 million in the nine months ended September 30, 2021. Excluding the $3.8 million unfavorable FX impact, Revlon segment profit in the nine months ended September 30, 2022 increased by $20.5 million, or 45.3%, compared to the nine months ended September 30, 2021. This increase was driven primarily by the Revlon segment's higher net sales and lower brand support expenses, partially offset by higher other SG&A expenses and lower gross profit margin.

Elizabeth Arden Segment

Third quarter results:

Elizabeth Arden segment net sales in the third quarter of 2022 were $120.7 million, a $2.1 million, or 1.7%, decrease, compared to $122.8 million in the third quarter of 2021. Excluding the $8.0 million unfavorable FX impact, Elizabeth Arden segment net sales in the third quarter of 2022 increased by $5.9 million, or 4.8%, compared to the third quarter of 2021. The Elizabeth Arden segment XFX increase in net sales of $5.9 million in the third quarter of 2022 was driven primarily by higher net sales of Elizabeth Arden-branded fragrances in the International regions and, to the lesser extent, higher net sales of Elizabeth Arden-branded skin care products.

Elizabeth Arden segment profit in the third quarter of 2022 was $16.0 million, a $5.3 million, or 24.9% decrease, compared to $21.3 million in the third quarter of 2021. Excluding the $1.8 million unfavorable FX impact, Elizabeth Arden segment profit in the third quarter of 2022 decreased by $3.5 million, or 16.4%, compared to the third quarter of 2021. This decrease was driven primarily by the Elizabeth Arden segment's higher departmental expenses, higher brand support expenses, and lower gross profit margin, partially offset by higher net sales.

Year-to-date results:

Elizabeth Arden segment net sales in the nine months ended September 30, 2022 were $347.7 million, a $12.0 million, or 3.3%, decrease, compared to $359.7 million in the nine months ended September 30, 2021. Excluding the $14.9 million unfavorable FX impact, Elizabeth Arden segment net sales in the nine months ended September 30, 2022 increased by $2.9 million, or 0.8%, compared to the nine months ended September 30, 2021. The Elizabeth Arden segment XFX increase in net sales of $2.9 million in the nine months ended September 30, 2022 was driven primarily by higher net sales of Elizabeth Arden-branded skin care products and fragrances in the International regions. This increase was due, primarily, to the increase in travel retail sales in International regions, particularly in Asia, partially offset by the global supply chain disruptions.

Elizabeth Arden segment profit in the nine months ended September 30, 2022 was $39.9 million, a $2.2 million, or 5.2%, decrease, compared to $42.1 million in the nine months ended September 30, 2021. Excluding the $3.4 million unfavorable FX impact, Elizabeth Arden segment profit in the nine months ended September 30, 2022 increased by $1.2 million, or 2.9%, compared to the nine months ended September 30, 2021. This increase was driven primarily by the Elizabeth Arden segment's higher net sales and lower brand support expenses, partially offset by lower gross profit margin and higher departmental expenses.

REVLON, INC AND SUBSIDIARIES
COMBINED MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)
Portfolio Segment

Third quarter results:
Portfolio segment net sales in the third quarter of 2022 were $83.0 million, a $29.7 million, or 26.4%, decrease, compared to $112.7 million in the third quarter of 2021. Excluding the $4.4 million unfavorable FX impact, total Portfolio segment net sales in the third quarter of 2022 decreased by $25.3 million, or 22.4%, compared to the third quarter of 2021. The Portfolio segment XFX decrease in net sales of $25.3 million in the third quarter of 2022 was driven primarily by lower net sales of Creme of Nature products, Mitchum, anti-perspirant deodorants, CND nail products and Sinful Colors color cosmetics, primarily in North America, and lower net sales of American Crew men's grooming products in North America and the International regions. The decrease was primarily due to the global supply chain disruptions.

Portfolio segment profit in the third quarter of 2022 was $3.5 million, a $18.6 million, or 84.2%, decrease, compared to $22.1 million in the third quarter of 2021. Excluding the $0.2 million unfavorable FX impact, Portfolio segment profit in the three months ended September 30, 2022 decreased by $18.4 million, or 83.3%, compared to the third quarter of 2021. This decrease was driven primarily by the Portfolio segment's lower net sales and lower gross profit margin partially offset by lower brand support expenses and lower SG&A expenses.
Year-to-date results:
Portfolio segment net sales in the nine months ended September 30, 2022 were $268.4 million, a $39.0 million, or 12.7%, decrease, compared to $307.4 million in the nine months ended September 30, 2021. Excluding the $9.5 million unfavorable FX impact, total Portfolio segment net sales in the nine months ended September 30, 2022 decreased by $29.5 million, or 9.6%, compared to the nine months ended September 30, 2021. The Portfolio segment XFX decrease in net sales of $29.5 million in the nine months ended September 30, 2022 was driven primarily by lower net sales of Creme of Nature products, CND nail products, Sinful Colors color cosmetics Mitchum anti-perspirant deodorants and lower net sales of American Crew men's grooming products in North America and the International regions, partially offset by higher net sales of Cutex nail care products both in North American and the International regions, higher net sales of Revlon Contract Services in North America and higher net sales of Mitchum anti-perspirant deodorants, Creme of Nature products and CND nail products in the International regions. The decrease was primarily due to the global supply chain disruptions.

Portfolio segment profit in the nine months ended September 30, 2022 was $25.7 million, a $20.6 million, or 44.5%, decrease compared to $46.3 million in the nine months ended September 30, 2021. Excluding the $0.9 million unfavorable FX impact, Portfolio segment profit in the nine months ended September 30, 2022 decreased by $19.7 million, or 42.5%, compared to the nine months ended September 30, 2021. This decrease was driven primarily by the Portfolio segment's lower net sales and gross profit margin, partially offset by lower brand support and departmental expenses.

Fragrances Segment

Third quarter results:
Fragrances segment net sales in the third quarter of 2022 were $88.1 million, a $24.5 million, or 21.8%, decrease, compared to $112.6 million in the third quarter of 2021. Excluding the $3.0 million unfavorable FX impact, total Fragrances segment net sales in the third quarter of 2022 decreased by $21.5 million, or 19.1%, compared to the third quarter of 2021. The Fragrances segment XFX decrease in net sales of $21.5 million in the third quarter of 2022 was driven primarily by lower net sales of licensed and distributed fragrances and other fragrances in North America and lower net sales of licensed fragrances in the International regions. This decrease was driven primarily due to global supply chain disruptions.

Fragrances segment profit in the third quarter of 2022 was $17.0 million, a $5.9 million, or 25.8%, decrease, compared to $22.9 million in the third quarter of 2021. Excluding the $0.6 million unfavorable FX impact, Fragrances segment profit in the third quarter of 2022 decreased by $5.3 million, or 23.1%, compared to the third quarter of 2021. This decrease was driven primarily by the Fragrances segment's lower net sales, as described above, and lower gross profit margin, partially offset by lower brand support expenses.

REVLON, INC AND SUBSIDIARIES
COMBINED MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)
Year-to-date results:
Fragrances segment net sales in the nine months ended September 30, 2022 were $229.6 million, a $45.0 million, or 16.4%, decrease, compared to $274.6 million in the nine months ended September 30, 2021. Excluding the $6.3 million unfavorable FX impact, total Fragrances segment net sales in the nine months ended September 30, 2022 decreased by $38.7 million, or 14.1%, compared to the nine months ended September 30, 2021. The Fragrances segment XFX decrease in net sales of $38.7 million in the nine months ended September 30, 2022 was driven primarily by lower net sales of other distribution fragrances, to a lesser extent, lower net sales of licensed and other fragrances in North America, and lower net sales of Revlon-branded fragrances in the International regions, primarily due to global supply chain disruptions. This decrease was partially offset by higher net sales of licensed fragrances in the International regions.

Fragrances segment profit in the nine months ended September 30, 2022 was $32.8 million, a $18.0 million, or 35.4%, decrease, compared to $50.8 million in the nine months ended September 30, 2021. Excluding the $1.1 million unfavorable FX impact, Fragrances segment profit in the nine months ended September 30, 2022 decreased by $16.9 million, or 33.3%, compared to the nine months ended September 30, 2021. This decrease was driven primarily by the Fragrances segment's lower net sales, as described above, and lower gross profit margin partially offset by lower brand support expenses.

REVLON, INC AND SUBSIDIARIES
COMBINED MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)
Geographic Results:
The following tables provide a comparative summary of the Company's North America and International net sales for the periods presented:

	Three Months Ended September 30,		Change		XFX Change (a)
	2022	2021	$	%	$	%
Revlon
North America	$90.9	$88.4	$2.5	2.8%	$3.0	3.4%
International	85.7	84.6	1.1	1.3%	11.0	13.0%
Elizabeth Arden
North America	$24.1	$32.3	$(8.2)	(25.4)%	$(7.9)	(24.5)%
International	96.6	90.5	6.1	6.7%	13.8	15.2%
Portfolio
North America	$51.0	$75.2	$(24.2)	(32.2)%	$(24.3)	(32.3)%
International	32.0	37.5	(5.5)	(14.7)%	(1.0)	(2.7)%
Fragrance
North America	$58.3	$81.5	$(23.2)	(28.5)%	$(23.1)	(28.3)%
International	29.8	31.1	(1.3)	(4.2)%	1.6	5.1%
Total Net Sales	$468.4	$521.1	$(52.7)	(10.1)%	$(26.9)	(5.2)%

	Nine Months Ended September 30,		Change		XFX Change (a)
	2022	2021	$	%	$	%
Revlon
North America	$293.5	$270.9	$22.6	8.3%	$23.2	8.6%
International	251.4	250.9	0.5	0.2%	23.4	9.3%
Elizabeth Arden
North America	$64.5	$80.9	$(16.4)	(20.3)%	$(16.0)	(19.8)%
International	283.2	278.8	4.4	1.6%	18.9	6.8%
Portfolio
North America	$169.7	$201.9	$(32.2)	(15.9)%	$(32.2)	(15.9)%
International	98.7	105.5	(6.8)	(6.4)%	2.7	2.6%
Fragrances
North America	$141.9	$193.8	$(51.9)	(26.8)%	$(51.7)	(26.7)%
International	87.7	80.8	6.9	8.5%	13.0	16.1%
Total Net Sales	$1,390.6	$1,463.5	$(72.9)	(5.0)%	$(18.7)	(1.3)%
(a) XFX excludes the impact of foreign currency fluctuations.

Revlon Segment

Third quarter results:

North America

In North America, Revlon segment net sales in the third quarter of 2022 increased by $2.5 million, or 2.8%, to $90.9 million, compared to $88.4 million in the third quarter of 2021. Excluding the $0.5 million unfavorable FX impact, Revlon segment net sales in North America in the third quarter of 2022 increased by $3.0 million, or 3.4%, compared to the third quarter of 2021. The Revlon segment's $3.0 million XFX increase in North America net sales in the third quarter of 2022 was driven by higher net sales of Revlon color cosmetics and, to a lesser extent, higher net sales of Revlon ColorSilk, partially offset by lower net sales of Revlon-branded beauty tools.

REVLON, INC AND SUBSIDIARIES
COMBINED MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)
International

Internationally, Revlon segment net sales in the third quarter of 2022 increased by $1.1 million, or 1.3%, to $85.7 million, compared to $84.6 million in the third quarter of 2021. Excluding the $9.9 million unfavorable FX impact, Revlon segment International net sales in the third quarter of 2022 increased by $11.0 million, or 13.0%, compared to the third quarter of 2021. The Revlon segment's $11.0 million XFX increase in International net sales in the third quarter of 2022 was driven primarily by the Revlon segment's higher net sales of Revlon color cosmetics in the Latin America and Asia regions and Revlon-branded professional hair care products, primarily in the EMEA region.

Year-to-date results:

North America

In North America, Revlon segment net sales in the nine months ended September 30, 2022 increased by $22.6 million, or 8.3%, to $293.5 million, compared to $270.9 million in the nine months ended September 30, 2021. Excluding the $0.6 million unfavorable FX impact, Revlon segment net sales in North America in the nine months ended September 30, 2022 increased by $23.2 million, or 8.6%, compared to the nine months ended September 30, 2021. The Revlon segment's $23.2 million XFX increase in North America net sales in the nine months ended September 30, 2022 was primarily due to the Revlon segment's higher net sales of Revlon color cosmetics and, to a lesser extent, higher net sales of Revlon ColorSilk, partially offset by lower net sales of Revlon-branded beauty tools and Revlon-branded hair care products.

International

Internationally, Revlon segment net sales in the nine months ended September 30, 2022 increased by $0.5 million, or 0.2%, to $251.4 million, compared to $250.9 million in the nine months ended September 30, 2021. Excluding the $22.9 million unfavorable FX impact, Revlon segment International net sales in the nine months ended September 30, 2022 increased by $23.4 million, or 9.3%, compared to the nine months ended September 30, 2021. The Revlon segment's $23.4 million XFX increase in International net sales in the nine months ended September 30, 2022 was driven primarily by the Revlon segment's higher net sales of Revlon-branded professional hair care products, primarily in the EMEA region, and, to a lesser extent, and higher net sales of Revlon color cosmetics in the EMEA and Latin America regions, and to a lesser extent, higher net sales of the Revlon ColorSilk and licensed fragrances.

Elizabeth Arden Segment

Third quarter results:

North America

In North America, Elizabeth Arden segment net sales in the third quarter of 2022 decreased by $8.2 million, or 25.4%, to $24.1 million, compared to $32.3 million in the third quarter of 2021. Excluding the $0.3 million unfavorable FX impact, Elizabeth Arden net sales in North America in the third quarter of 2022 decreased by $7.9 million, or 24.5%, compared to the third quarter of 2021. The Elizabeth Arden segment's $7.9 million XFX decrease in North America net sales in the third quarter of 2022 was driven primarily by the Elizabeth Arden segment's lower net sales of Elizabeth Arden-branded skin care products.

International

Internationally, Elizabeth Arden segment net sales in the third quarter of 2022 increased by $6.1 million, or 6.7%, to $96.6 million, compared to $90.5 million in the third quarter of 2021. Excluding the $7.7 million unfavorable FX impact, Elizabeth Arden segment International net sales in the third quarter of 2022 increased by $13.8 million, or 15.2%, compared to the third quarter of 2021. The Elizabeth Arden segment's $13.8 million XFX increase in International net sales in the third quarter 2022 was driven primarily by higher net sales of Elizabeth Arden-branded skin care products, primarily in the Asia region and higher net sales of Elizabeth Arden-branded fragrances primarily in the EMEA and Asia regions.

REVLON, INC AND SUBSIDIARIES
COMBINED MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)
Year-to-date results:

North America

In North America, Elizabeth Arden segment net sales in the nine months ended September 30, 2022 decreased by $16.4 million, or 20.3%, to $64.5 million, compared to $80.9 million in the nine months ended September 30, 2021. Excluding the $0.4 million unfavorable FX impact, Elizabeth Arden segment net sales in North America in the nine months ended September 30, 2022 decreased by $16.0 million, or 19.8%, compared to the nine months ended September 30, 2021. The Elizabeth Arden segment's $16.0 million XFX decrease in North America net sales in the nine months ended September 30, 2022 was driven primarily by the Elizabeth Arden segment's lower net sales of Elizabeth Arden-branded skin care products and, to a lesser extent, lower net sales of Elizabeth Arden-branded fragrances.

International

Internationally, Elizabeth Arden segment net sales in the nine months ended September 30, 2022 increased by $4.4 million, or 1.6%, to $283.2 million, compared to $278.8 million in the nine months ended September 30, 2021. Excluding the $14.5 million unfavorable FX impact, Elizabeth Arden segment International net sales in the nine months ended September 30, 2022 increased by $18.9 million, or 6.8%, compared to the nine months ended September 30, 2021. The Elizabeth Arden segment's $18.9 million XFX increase in International net sales in the nine months ended September 30, 2022 was driven primarily by higher net sales of both Elizabeth Arden-branded fragrances and skin care products.

Portfolio Segment

Third quarter results:

North America

In North America, Portfolio segment net sales in the third quarter of 2022 decreased by $24.2 million, or 32.2%, to $51.0 million, compared to $75.2 million in the third quarter of 2021. Excluding the $0.1 million unfavorable FX impact, Portfolio segment North America net sales in the third quarter of 2022 decreased by $24.3 million, or 32.3%, compared to the third quarter third quarter of 2021. The Portfolio segment's $24.3 million XFX decrease in North America net sales in the third quarter of 2022 was driven primarily by the Portfolio segment's lower net sales of Creme of Nature products, American Crew men's grooming products, CND nail products and Mitchum anti-perspirant deodorants and, to a lesser extent, lower net sales of Sinful Colors color cosmetics, primarily due to the global supply chain disruptions.

International

Internationally, Portfolio segment net sales in the third quarter of 2022 decreased by $5.5 million, or 14.7%, to $32.0 million, compared to $37.5 million in the third quarter of 2021. Excluding the $4.5 million unfavorable FX impact, Portfolio segment International net sales decreased by $1.0 million, or 2.7%, in the third quarter of 2022, compared to the third quarter of 2021. The Portfolio segment's $1.0 million XFX decrease in International net sales in the third quarter of 2022 was driven primarily by lower net sales of American Crew men's grooming products, primarily in the EMEA region.
Year-to-date results:

North America

In North America, Portfolio segment net sales in the nine months ended September 30, 2022 decreased by $32.2 million, or 15.9%, to $169.7 million, as compared to $201.9 million in the nine months ended September 30, 2021. Excluding the $0.0 million favorable FX impact, Portfolio segment net sales in North America in the nine months ended September 30, 2022 decreased by $32.2 million, or 15.9%, compared to the nine months ended September 30, 2021. The Portfolio segment's $32.2 million XFX decrease in North America net sales in the nine months ended September 30, 2022 was driven primarily by the Portfolio segment's lower net sales of Creme of Nature products Mitchum anti-perspirant deodorants, CND nail products, American Crew men's grooming products, Sinful Colors color cosmetics and to a lesser extent, Lotta Body and Roux products. This decrease was partially offset by higher net sales of Revlon contract services and Cutex nail care products.

REVLON, INC AND SUBSIDIARIES
COMBINED MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)
International

Internationally, Portfolio segment net sales in the nine months ended September 30, 2022 decreased by $6.8 million, or 6.4%, to $98.7 million, compared to $105.5 million in the nine months ended September 30, 2021. Excluding the $9.5 million unfavorable FX impact, Portfolio segment International net sales increased by $2.7 million, or 2.6%, in the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021. The Portfolio segment's $2.7 million XFX increase in International net sales in the nine months ended September 30, 2022 was driven primarily by the Portfolio segment's higher net sales of Mitchum anti-perspirant deodorants and, to a lesser extent, higher net sales of Cutex nail care products and Creme of Nature products. This increase was partially offset by lower net sales of Orofluido products and American Crew men's grooming products.

Fragrances Segment

Third quarter results:

North America

In North America, Fragrances segment net sales in the third quarter of 2022 decreased by $23.2 million, or 28.5%, to $58.3 million, as compared to $81.5 million in the third quarter of 2021. Excluding the $0.1 million unfavorable FX impact, Fragrances segment net sales in North America decreased by $23.1 million, or 28.3%, in the third quarter of 2022, compared to the third quarter of 2021. The Fragrances segment's $23.1 million XFX decrease in North America net sales in the third quarter of 2022 was driven primarily by lower net sales of other distributed fragrances and licensed fragrances primarily due to the global supply chain disruptions.

International

Internationally, Fragrances segment net sales in the third quarter of 2022 decreased by $1.3 million, or 4.2%, to $29.8 million, compared to $31.1 million in the third quarter of 2021. Excluding the $2.9 million unfavorable FX impact, Fragrances segment International net sales increased by $1.6 million, or 5.1%, in the third quarter of 2022, compared to the third quarter of 2021. The Fragrances segment's $1.6 million XFX increase in International net sales during the third quarter of 2022 was due to higher net sales of licensed fragrances, primarily in the EMEA region.

Year-to-date results:

North America

In North America, Fragrances segment net sales in the nine months ended September 30, 2022 decreased by $51.9 million, or 26.8%, to $141.9 million, as compared to $193.8 million in the nine months ended September 30, 2021. Excluding the $0.2 million unfavorable FX impact, Fragrances segment net sales in North America decreased by $51.7 million, or 26.7%, in the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021. The Fragrances segment's $51.7 million XFX decrease in North America net sales in the nine months ended September 30, 2022 was driven primarily by lower net sales of other distributed fragrances and licensed fragrances primarily due to the global supply chain disruptions.

International

Internationally, Fragrances segment net sales in the nine months ended September 30, 2022 increased by $6.9 million, or 8.5%, to $87.7 million, compared to $80.8 million in the nine months ended September 30, 2021. Excluding the $6.1 million unfavorable FX impact, Fragrances segment International net sales increased by $13.0 million, or 16.1%, in the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021. The Fragrances segment's $13.0 million XFX increase in International net sales in the nine months ended September 30, 2022 was driven primarily by higher net sales of licensed fragrances, primarily in the EMEA region and Asia, partially offset by lower net sales of Revlon-branded fragrances.

REVLON, INC AND SUBSIDIARIES
COMBINED MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)
Gross profit:
The table below shows the Company's gross profit and gross margin for the periods presented:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	Change	2022	2021	Change
Gross profit	$260.9	$299.9	$(39.0)	$794.8	$854.8	$(60.0)
Percentage of net sales	55.7%	57.6%	(1.9)%	57.2%	58.4%	(1.2)%

Third quarter results:

Gross profit decreased by $39.0 million in the third quarter of 2022, as compared to the third quarter of 2021. Gross profit as a percentage of net sales (i.e., gross margin) in the third quarter of 2022 decreased by 1.9% percentage points, as compared to the third quarter of 2021. The decrease in gross margin in the third quarter of 2022, as compared to the prior year period, was impacted primarily by lower net sales, lower gross profit margin, higher direct material cost, and unfavorable foreign currency impacts.

Year-to-date results:

Gross profit decreased by $60.0 million in the nine months ended September 30, 2022, as compared to the third quarter of 2021. Gross profit as a percentage of net sales (i.e., gross margin) in the nine months ended September 30, 2022 decreased by 1.2% percentage points, as compared to the nine months ended September 30, 2021. The decrease in gross margin in the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021, was impacted primarily by higher sales incentives, allowances and returns, higher direct material cost and unfavorable foreign currency impacts, partially offset by favorable product mix.

SG&A expenses:
The table below shows the Company's SG&A expenses for the periods presented:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	Change	2022	2021	Change
SG&A expenses	$248.5	$256.1	$(7.6)	$758.4	$796.0	$(37.6)

Third quarter results:

SG&A expenses decreased by $7.6 million in the third quarter of 2022, compared to the third quarter of 2021, driven primarily by:
•favorable FX impact of approximately $10.7 million; and
•lower royalty expenses of approximately $2.6 million;
with the foregoing partially offset by:
•higher general and administrative expenses of approximately $6.4 million, primarily driven by higher bonus accruals compared to prior year.

Year-to-date results:

SG&A expenses decreased by $37.6 million in the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, driven primarily by:
•lower brand support expenses of approximately $36 million, as investment is being prioritized to key brands;
•favorable FX impact of approximately $23.3 million;
•lower product display costs of approximately $8.9 million; and
•lower royalty expenses of approximately $4.6 million
with the foregoing partially offset by:
•higher general and administrative expenses of approximately $14.2 million, primarily driven by higher professional and legal fees in preparation of the Chapter 11 filing, higher litigation fees and higher bonus accruals; and

REVLON, INC AND SUBSIDIARIES
COMBINED MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)
•higher distribution expenses of approximately $5.6 million, driven primarily by higher costs.

Restructuring charges and other, net:
The table below shows the Company's restructuring charges and other, net for the periods presented:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	Change	2022	2021	Change
Restructuring charges and other, net	$(0.7)	$9.0	$(9.7)	$4.3	$22.8	$(18.5)

Third quarter results:
Restructuring charges and other, net, decreased $9.7 million during the third quarter of 2022, compared to the third quarter of 2021, primarily related to lower expenditures under RGGA in the third quarter of 2022.
.
Year-to-date results:

Restructuring charges and other, net, decreased $18.5 million during the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, primarily due to lower expenditures under RGGA in the nine months ended September 30, 2022.

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

Under this extension and expansion, the Company expects to deliver an updated range of annualized cost reductions of approximately $325 million to $390 million from 2020 through the end of 2024. Approximately 50% of these annualized cost reductions were realized from the headcount reductions that occurred in 2020. The remaining cost reductions will be realized through reductions in SG&A expenses and cost of goods sold. The Company achieved $58 million of cost reductions during the nine months ended September 30, 2022, bringing the total cost reductions realized since the inception of the program to approximately $242 million and expects to achieve approximately $55 million to $65 million for the full year 2022, with the balance to be realized during 2023 and 2024.

In connection with implementing RGGA, the Company expects to recognize an updated cost range of approximately $193 million and $215 million of total pre-tax restructuring and related charges, consisting of employee-related costs, such as severance, pension and other termination costs, as well as related third party expenses. The Company also expects to incur approximately $20 million of additional capital expenditures. Under the RGGA program, the Company expects to incur pre-tax restructuring and related charges of approximately $15 million to $25 million during 2022 and the remainder during 2023 and 2024. The Company expects that substantially all of these restructuring and related charges will be paid in cash, with $101.7 million of the total charges paid as of September 30, 2022 and $6.4 million paid during the first nine months of 2022. Approximately $10 million to $15 million of the total charges are expected to be paid during the remainder of 2022, with the residual balance to be paid during 2023 and 2024.

In connection with RGGA, during the three months ended September 30, 2022, the Company recorded nil of total pre-tax restructuring and related charges (savings) consisting primarily of i) $(0.2) million of employee severance, other personnel benefits and other costs; and (ii) $0.2 million of lease and other restructuring-related charges that were recorded within SG&A

REVLON, INC AND SUBSIDIARIES
COMBINED MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)
and cost of sales. During the nine months ended September 30, 2022, the Company recorded $8.1 million of total pre-tax restructuring and related charges consisting primarily of i) $4.8 million of employee severance, other personnel benefits and other costs; and (ii) $3.3 million of lease and other restructuring-related charges that were recorded within SG&A and cost of sales. Since its inception and through September 30, 2022, the Company recorded $110.0 million of total pre-tax restructuring and related charges consisting primarily of i) $81.4 million of employee severance, other personnel benefits and other costs; and (ii) $28.6 million of lease and other restructuring-related charges that were recorded within SG&A and cost of sales.

Since its inception in March 2020 and through September 30, 2022, approximately 965 positions have been eliminated worldwide under RGGA.

For further information on RGGA, see Note 2, "Restructuring Charges," to the Company's Unaudited Condensed Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

Interest expense:
The table below shows the Company's interest expense for the periods presented:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	Change	2022	2021	Change
Interest expense	$56.2	$63.1	$(6.9)	$175.8	$183.9	$(8.1)

Third quarter results:
The $6.9 million decrease in interest expense in the third quarter of 2022, as compared to the third quarter of 2021, was primarily driven by contractual interest stayed on certain pre-petition debt reclassified to LSTC, partially offset by interest expense from DIP facilities.

Year-to-date results:

The $8.1 million decrease in interest expense during the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021, was primarily driven by contractual interest stayed on certain pre-petition debt reclassified to LSTC, partially offset by interest expense from DIP facilities.

Provision for (benefit from) income taxes:
The table below shows the Company's provision for (provision for) income taxes for the periods presented:

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	Change	2022	2021	Change
(Benefit from) provision for income taxes	$2.8	$5.4	$(2.6)	$12.1	$23.8	$(11.7)

Third quarter results:
The Company recorded a provision for income taxes of $2.8 million for the third quarter of 2022, compared to a provision for income taxes of $5.4 million for the third quarter of 2021. The $2.6 million decrease in the provision for income taxes for the second quarter of 2022, compared to the same quarter in 2021, was primarily due to the geographical level and mix of earnings and net change of valuation allowance on its net deferred tax assets for certain jurisdictions.

Year-to-date results:

The Company recorded a provision for income taxes of $12.1 million for the nine months ended September 30, 2022, compared to a provision for income taxes of $23.8 million for the nine months ended September 30, 2021. The $11.7 million decrease in the provision for income taxes for the nine months ended September 30, 2022, compared to same period in 2021, was primarily due to the geographical mix of earnings and net change of valuation allowance on its net deferred tax assets for certain jurisdictions.

REVLON, INC AND SUBSIDIARIES
COMBINED MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)
The Company's effective tax rate for the three and nine months ended September 30, 2022 and September 30, 2021 was lower than the federal statutory rate of 21% primarily due to losses for which no tax benefit can be recognized, as well as state taxes for certain U.S. entities.
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

Results of Operations — Products Corporation

Products Corporation's Unaudited Consolidated Statements of Operations and Comprehensive Loss are essentially identical to Revlon, Inc.'s Unaudited Consolidated Statements of Operations and Comprehensive Loss, except for the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net loss - Revlon, Inc.	$(152.8)	$(53.1)	$(495.4)	$(216.8)
Selling, general and administrative expenses	2.1	1.6	6.2	4.3
Miscellaneous, net	(2.0)	—	(5.4)	—
Provision for income taxes	—	(0.1)	—	(0.1)
Net loss - Products Corporation	$(152.7)	$(51.6)	$(494.6)	$(212.6)

Refer to Revlon’s “Management Discussion and Analysis of Financial Condition and Results of Operations” herein.

Financial Condition, Liquidity and Capital Resources

At September 30, 2022, the Company had a liquidity position of $273.4 million, consisting of: (i) $246.4 million of unrestricted cash and cash equivalents (with approximately $87.4 million held outside the U.S.); (ii) $29.6 million in available borrowing capacity under the Tranche A DIP ABL (as defined herein) (which had $41.8 million drawn at such date); and less (iii) approximately $2.6 million of outstanding checks.

Liquidity and Ability to Continue as a Going Concern
Each reporting period, the Company assesses its ability to continue as a going concern for one year from the date the financial statements are issued.

The Company's ability to continue as a going concern is contingent upon, among other things, its ability to, subject to the Bankruptcy Court's approval as applicable, (i) file and implement a business plan of reorganization in a timely manner and within the milestones that have been established under the DIP Facilities, including entering into a restructuring support agreement by November 15, 2022; filing a plan of reorganization by December 14, 2022; obtaining confirmation of the plan by April 1, 2023 and emerging from Chapter 11 by April 15, 2023 and (ii) generate sufficient liquidity during the Chapter 11 proceedings and following emergence from Chapter 11 to meet our contractual obligations and operating needs. As a result of risks and uncertainties related to, among other things, (i) the Company's ability to obtain requisite support for the business plan of reorganization from various stakeholders, and (ii) the disruptive effects of the Chapter 11 proceedings on our business and liquidity making it potentially more difficult to maintain business, financing and operational relationships, substantial doubt exists regarding our ability to continue as a going concern within one year after the date that the financial statements are issued.

The filing of the Chapter 11 Cases constituted an event of default that accelerated substantially all of the Company's obligations under nearly all of its pre-petition debt instruments. As such, the Company reclassified all pre-petition debt obligations to liabilities subject to compromise on its condensed consolidated balance sheets as of September 30, 2022. For additional discussion regarding the impact of the Chapter 11 Cases on the Company's debt obligations, see Note 7. Debt.

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

The DIP Term Loan Facility is secured by a perfected (i) first priority priming security interest and lien on the Term Facility First Priority Collateral, (ii) junior priority priming security interest and lien on the ABL Facility First Priority Collateral, (iii) a first priority security interest and lien on substantially all the assets of the BrandCos and Beautyge I, and (iv) security interests and liens on substantially all assets of the Debtors that were not, on the Petition Date, subject to valid, unavoidable and perfected security interests and liens, pursuant to Bankruptcy Code §364(c)(2), with the following priority: if such collateral is of the same nature, scope and type as (a) Term Facility First Priority Collateral, on a first priority basis, and (b) ABL Facility First Priority Collateral, on a junior priority priming basis subject to the liens in favor of the DIP ABL Facility and any adequate protection liens granted to certain of Products Corporation’s secured creditors. In addition, the DIP Term Loan Facility is guaranteed by the obligors under, and secured by substantially the same assets that secured, the 2021 Foreign Asset-Based Term Facility. The DIP Term Loan Facility includes certain customary and appropriate conditions for financings of similar type.

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

The Company incurred approximately $2.0 million and $16.8 million of new debt issuance costs in connection with the DIP Facilities, which were expensed during the three and nine months-ended September 30, 2022, respectively, to "Reorganization items, net" on the Company's Consolidated Statement of Operations and Comprehensive Loss.

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

Changes in Cash Flows

As of September 30, 2022, the Company had cash, cash equivalents and restricted cash of $250.2 million, compared with $120.9 million at December 31, 2021. The following table summarizes the Company’s cash flows from operating, investing and financing activities for the periods presented:

	Nine Months Ended September 30,
	2022	2021
Net cash used in operating activities	$(251.0)	$(86.7)
Net cash used in investing activities	(8.1)	(4.2)
Net cash provided by financing activities	395.7	82.5
Effect of exchange rate changes on cash and cash equivalents	(7.3)	(2.4)
Net increase in cash, cash equivalents and restricted cash	129.3	(10.8)
Cash, cash equivalents and restricted cash at beginning of period	120.9	102.5
Cash, cash equivalents and restricted cash at end of period	$250.2	$91.7

Operating Activities
Net cash used in operating activities was $251.0 million and $86.7 million for the nine months ended September 30, 2022 and 2021, respectively. The increase in cash used in operating activities for the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, was primarily driven by a higher net loss largely driven by reorganization costs associated with the Company's bankruptcy filing, partially offset by favorable working capital changes.

Investing Activities
Net cash used in investing activities was $8.1 million for the nine months ended September 30, 2022, compared to $4.2 million for the nine months ended September 30, 2021 primarily due to an increase in capital expenditures during the nine months ended September 30, 2022.

Financing Activities
Net cash provided by financing activities was $395.7 million and $82.5 million for the nine months ended September 30, 2022 and 2021, respectively.
Net cash provided by financing activities for the nine months ended September 30, 2022 primarily included:
•$575.0 million of borrowings under the DIP Term Loan Facility with the foregoing partially offset by:
•$75.0 million of repayments under the 2021 Foreign Asset-Based Term Facility
•$67.2 million of repayments under the Tranche A DIP ABL Facility
•$18.8 million of payment of financing costs incurred in connection with the nine months ended September 30, 2022 refinancing transactions, comprised of: (i) approximately $14.8 million of payments of financing costs incurred in connection with the DIP Term Loan Facility; (ii) approximately $2.1 million of payments of financing costs incurred in connection with the first quarter of 2022 refinancing transactions;
•$6.6 million of pre-petition interest payments in connection with the troubled debt restructuring accounting treatment of the 5.75% Senior Notes Exchange Offer, which were deemed as return of principal to the participating lenders;
•$4.7 million of repayments under the 2020 BrandCo Facilities;
•$2.3 million of repayments under the 2016 Term Loan Facility;
•$0.6 million of net repayments under the Amended 2016 Revolving Credit Agreement; and
•$0.6 million of decreases in short-term borrowings and overdraft.
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

Covenants
Products Corporation was in compliance with all applicable covenants under the DIP Facilities as of September 30, 2022. As a result of the Bankruptcy Petitions, Products Corporation was not in compliance with all applicable covenants under the BrandCo credit agreement, dated as of May 7, 2020, by and among Products Corporation, as borrower, the Company, as holdings, the lenders party thereto and Jefferies Finance, LLC as administrative agent and collateral agent (as amended by Amendment No. 1 dated as of November 13, 2020, the "BrandCo Credit Agreement" and the credit facilities thereunder, the "2020 BrandCo Facilities"); the Amended 2016 Revolving Credit Agreement and the 2016 Term Loan Agreement (collectively, the "2016 Credit Agreements"); the 2021 Foreign Asset-Based Term Agreement; as well as the indenture governing its 6.25% Senior Notes due 2024 (such notes, the "6.25% Senior Notes" and the related indenture, the "6.25% Senior Notes Indenture"), in each case as of September 30, 2022. At September 30, 2022, the aggregate principal amounts outstanding and availability under Products Corporation’s various revolving credit facilities were as follows:

	Commitment	Borrowing Base	Aggregate principal amount outstanding at September 30, 2022	Availability at September 30, 2022 (a)
Tranche A DIP ABL Facility due 2023	$270.0	$71.4	$41.8	$29.6
SISO DIP ABL Facility due 2023	130.0	130.0	130.0	—
2020 ABL FILO Term Loans	50.0	38.8	50.0	—
(a) Availability as of September 30, 2022 is based upon the Tranche A Revolving borrowing base then in effect under Tranche A DIP ABL Facility of $71.4 million (which includes a $11.2 million reserve for the shortfall of the borrowing base that supports the 2020 ABL FILO Term Loans compared to the corresponding aggregate principal amount outstanding of $50 million), less $41.8 million then drawn.

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

The Company’s cash contributions to its pension and post-retirement benefit plans in the nine months ended September 30, 2022 were $4.4 million. The Company expects that cash contributions to its pension and post-retirement benefit plans will be approximately $4.8 million in the aggregate for 2022. The Company’s cash taxes paid, net of refund in the nine months ended September 30, 2022 were $7.1 million. The Company expects to pay net cash taxes totaling approximately $0 million to $10 million in the aggregate during 2022.

The Company’s purchases of permanent wall displays and capital expenditures in the nine months ended September 30, 2022 were $15.6 million and $8.1 million, respectively. The Company expects that purchases of permanent wall displays will total approximately $35 million to $40 million in the aggregate during 2022 and expects that capital expenditures will total approximately $15 million to $20 million in the aggregate during 2022.
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
There can be no assurance that available funds will be sufficient to meet the Company’s cash requirements on a consolidated basis, as, among other things, the Company’s liquidity can be impacted by a number of factors, including its level of sales, costs and expenditures, as well as accounts receivable and inventory, which serve as the principal variables impacting the amount of liquidity available under the DIP ABL Facility. For example, subject to certain exceptions, revolving loans under the DIP ABL Facility must be prepaid to the extent that outstanding loans exceed the applicable borrowing base, consisting of certain accounts receivable, inventory and real estate. For information regarding certain risks related to the Company’s indebtedness and cash flows, see Item 1A. “Risk Factors” in the Company's 2021 Form 10-K, the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2022 (the "First Quarter 10-Q") and the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2022 (the "Second Quarter 10-Q").
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
Any such developments, if significant, could reduce the Company’s revenues and operating income and could adversely affect Products Corporation’s ability to comply with certain financial and/or other covenants under the DIP Facilities and in such event the Company could be required to take measures, including, among other things, reducing discretionary spending. For further discussion of certain risks associated with the Company's business and indebtedness, see Item 1A. "Risk Factors" in the Company's 2021 Form 10-K, the First Quarter 10-Q and the Second Quarter 10-Q.

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

REVLON, INC. AND SUBSIDIARIES

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including the Company's Chief Executive Officer and Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company's management, with the participation of the Company's Chief Executive Officer and Interim Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the fiscal period covered by this Report on Form 10-Q. Based upon such evaluation, the Company's Chief Executive Officer and Interim Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of September 30, 2022.

(b) Changes in Internal Control Over Financial Reporting ("ICFR"). There have not been any changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

REVLON, INC. AND SUBSIDIARIES

Forward-Looking Statements
This Quarterly Report on Form 10-Q for the period ended September 30, 2022, as well as the Company's other public documents and statements, may contain forward-looking statements that involve risks and uncertainties, which are subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on the beliefs, expectations, estimates, projections, assumptions, forecasts, plans, anticipations, targets, outlooks, initiatives, visions, objectives, strategies, opportunities, drivers, focus and intents of the Company's management. While the Company believes that its estimates and assumptions are reasonable, the Company cautions that it is very difficult to predict the impact of known and unknown factors, and, of course, it is impossible for the Company to anticipate all factors that could affect its results. The Company's actual results may differ materially from those discussed in such forward-looking statements. Such statements include, without limitation, the Company's expectations, plans and estimates (whether qualitative or quantitative) as to:
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
Investors are advised, however, to consult any additional disclosures the Company made or may make in the Company's 2021 Form 10-K and in its Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, in each case filed with the SEC (which, among other places, can be found on the SEC's website at http://www.sec.gov, as well as on the Company's corporate website at www.revloninc.com). Except as expressly set forth in this Quarterly Report on Form 10-Q, the information available from time-to-time on such websites shall not be deemed incorporated by reference into this Quarterly Report on Form 10-Q. A number of important factors could cause actual results to differ materially from those contained in any forward-looking statement. (See also Item 1A. "Risk Factors" in this Quarterly Report on Form 10-Q for risks associated with the Chapter 11 Cases and the 2021 Form 10-K, the First Quarter 10-Q and the Second Quarter 10-Q for further discussion of risks associated with the Company's business). In addition to factors that may be described in the Company's filings with the SEC, including this filing, the following factors, among others, could cause the Company's actual results to differ materially from those expressed in any forward-looking statements made by the Company:
(i)Various risks associated with the Chapter 11 Cases, including, but not limited to, the Debtors’ ability to obtain Bankruptcy Court approval with respect to any relief sought in the Chapter 11 Cases, the effects of the Bankruptcy Petitions on the Company and on the interests of various stakeholders, Bankruptcy Court rulings during the Chapter 11 Cases and the outcome of the Chapter 11 Cases in general, the length of time the Debtors will remain in Chapter 11, risks associated with any third-party motions during the Chapter 11 Cases, the potential adverse effects of the Chapter 11 Cases on the Company’s liquidity or results of operations and increased legal and other professional costs necessary to execute the Company’s reorganization, the conditions to which the Company’s debtor-in-possession financing is subject and the risk that these conditions may not be satisfied for various reasons, including for reasons outside of the Company’s control, whether the Company will emerge, in whole or in part, from insolvency proceedings as a going concern, employee attrition and the Company’s ability to retain senior management and other key personnel due to the distractions and uncertainties imposed in part by the Chapter 11 Cases and the trading price and volatility of the Company’s common stock;

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

Adversary Complaints

August 12, 2022 Adversary Complaint

On August 12, 2022, Citi filed an Adversary Complaint (the “August 12, 2022 Adversary Complaint”) against Revlon, Inc., Products Corporation, and several of Products Corporation’s subsidiaries in the U.S. Bankruptcy Court for the Southern District of New York, Case No. 22-10760-dsj [Docket No. 373]. The August 12, 2022 Adversary Complaint arises out of the District Court’s judgment entered on February 16, 2021 in the Citibank Litigation described elsewhere in this Quarterly Report on Form 10-Q. Because the Second Circuit vacated the District Court’s judgment and remanded the case for further proceedings (In re Citibank August 11, 2020 Wire Transfers, No. 21-487 (2d Cir. 2022)), the parties agreed to stay the adversary proceeding pending disposition of the District Court litigation.

October 31, 2022 Adversary Complaint

On October 31, 2022, a group of lenders under the Term Credit Agreement, dated as of September 7, 2016, by and among Products Corporation, as borrower, Revlon, Inc., the lenders from time to time parties thereto and Citibank, N.A, as administrative agent and collateral agent (as amended, restated, supplemented or otherwise modified from time to time, the “2016 Credit Agreement”) filed an Adversary Complaint against Revlon, Inc., Products Corporation, several of Products Corporation’s subsidiaries, and several of Products Corporation’s contractual counterparties, including Jefferies Finance LLC, Jefferies LLC, and several lenders under the 2020 BrandCo Credit Agreement, dated May 7, 2020, by and among Products Corporation, Jefferies Finance LLC, as administrative agent and collateral agent, and certain financial institutions that are lenders or the affiliates of lenders under Products Corporation’s 2016 Credit Agreement, in the U.S. Bankruptcy Court for the Southern District of New York (the “ October 31, 2022 Adversary Complaint”), Case No. 22-10760-dsj [Docket No. 956].

The October 31, 2022 Adversary Complaint alleges various spurious causes of action, stemming from various alleged breaches of the provisions of the 2016 Credit Agreement, including claims for breach of contract, declaratory judgment, breach of the implied covenant of good faith and fair dealing, conversion, aiding and abetting conversion, unjust enrichment, equitable subordination, tortious interference with contract, and constructive trust. The October 31, 2022 Adversary Complaint seeks various forms of relief, including declaratory relief, specific performance, rescission of certain existing agreements, injunctive relief, damages, costs and expenses, attorneys’ fees, and pre-judgment interest. The Company believes that the lawsuit is without merit and intends to vigorously contest its claims.

Item 1A. Risk Factors

In addition to the other information in this Quarterly Report on Form 10-Q, when evaluating the Company’s business, investors should consider carefully the below risk factors which have been updated since the Company’s 2021 Form 10-K, the First Quarter 10-Q and the Second Quarter 10-Q.

The risk factors in this Quarterly Report on Form 10-Q below should be carefully considered, including the risk factors discussed in “Risk Factors” and other risks discussed in our 2021 Form 10-K, the First Quarter 10-Q and the Second Quarter 10-Q. These risks could materially and adversely affect our results, operations, outlooks, plans, goals, growth, reputation, cash flows, liquidity, and stock price. Our business also could be affected by risks that we are not presently aware of or that we currently consider immaterial to our operations.

REVLON, INC. AND SUBSIDIARIES

Risks Associated with Chapter 11 Proceedings

Our Class A Common Stock has been delisted from trading on the New York Stock Exchange, which may negatively impact the trading price of our Class A Common Stock and our stockholders.

On June 16, 2022, we received a letter from the staff of NYSE Regulation stating that it had determined to commence proceedings to delist our Class A Common Stock from the NYSE in light of the Company's commencement of the Chapter 11 Cases. The Company appealed the determination in a timely manner. On October 13, 2022, the NYSE reviewed the Company's appeal. On October 20, 2022, the NYSE informed the Company, and publicly announced its determination following such appeal that the Company is no longer suitable for listing on the NYSE and that the NYSE has suspended trading in the Company's Class A Common Stock (NYSE ticker symbol: REV). On October 21, 2022, the NYSE applied to the Securities and Exchange Commission pursuant to Form 25 to remove the Class A Common Stock of the Company from listing and registration on the NYSE at the opening of business on November 1, 2022. As a result of the suspension and delisting, the Company's Class A Common Stock began trading exclusively on the OTC market on October 21, 2022 under the symbol REVRQ. The NYSE's decision to delist our Class A Common Stock may adversely impact its liquidity, impair our stockholders’ ability to buy and sell our Class A Common Stock, impair our ability to raise capital, and the market price of our Class A Common Stock could decrease. Delisting our Class A Common Stock could also adversely impact the perception of our financial condition and have additional negative ramifications, including loss of confidence by our employees, the loss of institutional investor interest and fewer business opportunities.

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

The Company produces a substantial portion of its products at its Oxford, North Carolina facility. Significant unscheduled downtime or a reduction in capacity at this facility, or at other Company facilities and/or third-party facilities at which the Company's products are manufactured, whether due to the impact of the Company’s Chapter 11 filing and related vendor negotiations or to equipment breakdowns, power failures, natural disasters (due to climate change or otherwise), pandemics (including COVID-19), weather conditions hampering delivery schedules, shortages of raw materials and products, technology disruptions or other disruptions, including those caused by transitioning manufacturing across these facilities, or any other cause could have a material adverse effect on the Company's ability to provide products to its customers, which could have a material adverse effect on the Company's sales, business, prospects, reputation, results of operations, financial condition and/or cash flows. For example, as of September 30, 2022, the Oxford, North Carolina facility was operating at 28% of its target production rate. While we expect continued improvements in production capacity at our Oxford, North Carolina facility as more vendors become unlocked and orders are released, there can be no assurance that improvements, if any, will be sustained into the fourth quarter of 2022, including the upcoming important holiday retail season. Additionally, if product sales exceed the Company's forecasts, internal or third-party production capacities and/or the Company's ability to procure sufficient levels of finished goods, raw materials and/or components from third-party suppliers, the Company could, from time-to-time, not have an adequate supply of products to meet customer demands, which could have a material adverse effect on the Company's business, prospects, reputation, results of operations, financial condition and/or cash flows.

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

REVLON, INC. AND SUBSIDIARIES

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

Item 3. Default upon Senior Securities

None

Item 5. Other Information

None

REVLON, INC. AND SUBSIDIARIES

Item 6. Exhibits

*10.1	Key Employee Incentive Plan
*10.2	Form of Award for Key Employee Incentive Plan
*10.3	Key Employee Retention Plan
*31.1	Certification of Debra Perelman, Chief Executive Officer, dated November 8, 2022, pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.
*31.2	Certification of Matt Kvarda, Interim Chief Financial Officer, dated November 8, 2022, pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.
*31.3	Certification of Debra Perelman, Chief Executive Officer, dated November 8, 2022, pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.
*31.4	Certification of Matt Kvarda, Interim Chief Financial Officer, dated November 8, 2022, pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.
**32.1	Certification of Debra Perelman, Chief Executive Officer, dated November 8, 2022, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**32.2	Certification of Matt Kvarda, Interim Chief Financial Officer, dated November 8, 2022, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**32.3	Certification of Debra Perelman, Chief Executive Officer, dated November 8, 2022, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**32.4	Certification of Matt Kvarda, Interim Chief Financial Officer, dated November 8, 2022, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	Inline XBRL Instance Document
*101.SCH	Inline XBRL Taxonomy Extension Schema
*101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
*101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
*101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
*101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
*104	Cover Page Interactive Data File, formatted in Inline XBRL and contained in Exhibit 101
*Filed herewith.
**Furnished herewith.

S I G N A T U R E S
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, each Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 8, 2022

Revlon, Inc.
(Registrant)

By: /s/ Debra Perelman	By: /s/ Matthew Kvarda	By: /s/ Christine Chen
Debra Perelman	Matthew Kvarda	Christine Chen
President, Chief Executive Officer &	Interim Chief Financial Officer	Interim Chief Accounting Officer &
Director		Controller

Revlon Consumer Products Corporation
(Registrant)

By: /s/ Debra Perelman	By: /s/ Matthew Kvarda	By: /s/ Christine Chen
Debra Perelman	Matthew Kvarda	Christine Chen
President, Chief Executive Officer &	Interim Chief Financial Officer	Interim Chief Accounting Officer &
Director		Controller