Form 10-K
period 2022-12-31
REVLON INC /DE/; REVLON CONSUMER PRODUCTS CORP
filed 2023-03-17
CIK 887921, 890547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from__________________ to _______________

Commission File Number	Registrant; State of Incorporation; Address and Telephone Number		IRS Employer Identification No.
1-11178	Revlon, Inc.		13-3662955
Delaware

55 Water Street
New York, New York 10041
212-527-4000

33-59650	Revlon Consumer Products Corporation		13-3662953
Delaware

55 Water Street
New York, New York 10041
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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.

Revlon, Inc.	☐
Revlon Consumer Products Corporation	☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to 240.10D-1(b).

Revlon, Inc.	☐
Revlon Consumer Products Corporation	☐

The aggregate market value of Revlon, Inc. Class A Common Stock held by non-affiliates (using the New York Stock Exchange closing price as of June 30, 2022, the last business day of the registrant's most recently completed second fiscal quarter) was approximately $43,676,149. Accordingly, the registrant qualifies under the SEC's revised rules as a "smaller reporting company."

Number of shares of common stock outstanding as of December 31, 2022:

Revlon, Inc. Class A Common Stock:	54,302,001
Revlon Consumer Products Corporation Common Stock:	5,260

At such date, (i) 46,223,321 shares of Revlon, Inc. Class A Common Stock were beneficially owned by MacAndrews & Forbes Incorporated and certain of its affiliates; and (ii) all shares of Revlon Consumer Products Corporation ("Products Corporation") Common Stock were held by Revlon, Inc.

Products Corporation meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-K as, among other things, all of Products Corporation's equity securities are owned directly by Revlon, Inc., which is a reporting company under the Securities Exchange Act of 1934, as amended, and which filed with the SEC on March 16, 2023 all of the material required to be filed pursuant to Section 13, 14 or 15(d) thereof. Products Corporation is therefore filing this Form 10-K with a reduced disclosure format applicable to Products Corporation.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of Revlon, Inc.’s definitive Proxy Statement to be delivered to stockholders in connection with its Annual Stockholders' Meeting are incorporated by reference into Part III of this Form 10-K.

REVLON, INC. AND SUBSIDIARIES
REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
For the Year Ended December 31, 2022

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

Voluntary Reorganization under Chapter 11

On June 15, 2022 (the “Petition Date”), Revlon Inc. and certain of its subsidiaries, including Revlon Consumer Products Corporation (collectively, the “Debtors”), filed voluntary petitions (the “Bankruptcy Petitions”) for reorganization under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court (the “Bankruptcy Court”) for the Southern District of New York (Case No. 22-10760) (collectively, the “Chapter 11 Cases”). Since the Petition Date, the Debtors have operated their businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.

As previously disclosed by the Company, the filing of the Bankruptcy Petitions constituted an event of default that accelerated the Company’s obligations under the following debt instruments:

•Term Loan Agreement, dated as of September 7, 2016 (as amended, the "2016 Term Loan Agreement" or the "2016 Term Loan Facility"), by and among Products Corporation, Revlon, certain lenders party thereto and Citibank, N.A., as administrative agent and collateral agent, related to $872.4 million outstanding aggregate principal amount of loans;

•Asset-Based Revolving Credit Agreement, dated as of September 7, 2016 (as amended, the “Amended 2016 Revolving Credit Agreement” or the "Amended 2016 Revolving Credit Facility"), by and among Products Corporation, certain local borrowing subsidiaries from time to time party thereto, Revlon, certain lenders party thereto and MidCap Funding IV Trust, as administrative agent and collateral agent, related to $289.0 million outstanding aggregate principal amount of loans, consisting of $109.0 million of Tranche A revolving loans, $50.0 million of Tranche B first-

REVLON, INC. AND SUBSIDIARIES
in, last-out term loans (the "2020 ABL FILO Term Loan Facility") and $130.0 million of loans under the Company's senior secured second-in, second-out term loan facility (the "SISO Term Loan Facility");

•BrandCo Credit Agreement, dated as of May 7, 2020 (as amended, the “ 2020 BrandCo Credit Agreement” or "2020 BrandCo Facilities"), by and among Products Corporation, Revlon, the other loan parties and lenders party thereto and Jefferies Finance LLC, as administrative agent, related to $1,878.0 million outstanding aggregate principal amount of loans; and

•Indenture, dated as of August 4, 2016 (as amended, the "6.25% Senior Notes Indenture"), between Products Corporation and U.S. Bank National Association, as Trustee, governing the 6.25% Senior Notes which mature on August 1, 2024, of which $431.3 million aggregate principal amount were outstanding.

The debt instruments set forth above provide that as a result of the Bankruptcy Petitions, the principal and interest due thereunder shall be immediately due and payable. Any efforts to enforce such payment obligations under the debt instruments set forth above are automatically stayed as a result of the Bankruptcy Petitions, and the creditors’ rights of enforcement in respect of the debt instruments set forth above are subject to the applicable provisions of the Bankruptcy Code. In addition, the filing of the Bankruptcy Petitions and resulting event of default under the debt instruments set forth above constituted an event of default under the Asset-Based Term Loan Credit Agreement, dated as of March 2, 2021 (as amended, the “2021 Foreign Asset-Based Term Agreement”) by and among Revlon Finance LLC, as the borrower, the guarantors party thereto, the lenders party thereto, and Blue Torch Finance LLC, as administrative agent and collateral agent. The 2021 Foreign Asset-Based Term Agreement lenders agreed not to enforce remedies, subject to the terms and conditions of a forbearance agreement, and the 2021 Foreign Asset-Based Term Agreement was subsequently repaid in full and discharged.

The Debtors have obtained requested relief from the Bankruptcy Court that enables the Debtors to maintain business-as-usual operations and uphold their respective commitments to their stakeholders, including employees, customers, and vendors during the restructuring process, subject to the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code. While the Chapter 11 Cases are pending, the Debtors have not made, and do not anticipate making, interest payments due under the majority of their debt instruments; however, the Debtors expect to pay interest payments in full as they come due under the DIP Facilities (as defined below) and certain other senior secured debt instruments.

DIP Facilities

On June 17, 2022, Revlon, Products Corporation, and certain of its subsidiaries entered into (i) a superpriority senior secured debtor-in-possession asset-based loan facility (the “DIP ABL Facility”), in the maximum aggregate principal amount of $400 million, (ii) a superpriority senior secured debtor-in-possession term loan facility (the “DIP Term Loan Facility”), in the aggregate principal amount of $575 million, and (iii) a superpriority junior secured debtor-in-possession intercompany credit facility (the “Intercompany DIP Facility” and, together with the DIP ABL Facility and the DIP Term Loan Facility, the “DIP Facilities”) with certain Debtors that are “BrandCos” under the Company’s previously disclosed 2020 BrandCo Credit Agreement (the “BrandCos”).

Restructuring

Under the terms of the Restructuring Support Agreement and the Plan (each as described below and elsewhere in this 2022 Form 10-K), the Plan, once consummated, will reduce the Debtors’ total debt burden by approximately $2.7 billion and capitalize the Company with approximately $1.4 billion of new money debt and equity investments. The Company is expected to emerge from Chapter 11 bankruptcy as a privately held company by no later than April 28, 2023 (such reorganized entity, "Reorganized Holdings"). The Plan also includes a global settlement of litigation claims by certain of the Company’s lenders. The Plan is subject to approval by the Bankruptcy Court.

Restructuring Support Agreement

On December 19, 2022, Revlon, Products Corporation, and certain of Revlon’s direct and indirect subsidiaries (collectively, the “Company Parties”) entered into a Restructuring Support Agreement (as amended the “Restructuring Support Agreement”) with certain of the Company’s prepetition lenders under the 2020 BrandCo Credit Agreement (the “Consenting BrandCo Lenders”), and the Official Committee of Unsecured Creditors in the Debtors’ Chapter 11 Cases (the "Creditors' Committee" and together with the Consenting BrandCo Lenders, the “Original Consenting Creditor Parties” and, together with the Company Parties, the "Original RSA Parties”). On February 21, 2023, the Company Parties amended and restated the Restructuring Support Agreement with the Original Consenting Creditor Parties and certain of the Company’s prepetition lenders under the Company’s 2016 Term Loan Agreement (the “Consenting 2016 Lenders”, and together with the Original Consenting Creditor Parties, the “Consenting Creditor Parties,” and together with the Company Parties, the “RSA Parties”). The Restructuring Support Agreement contains certain covenants on the part of the RSA Parties, including, but not limited to, the

REVLON, INC. AND SUBSIDIARIES
Consenting Creditor Parties voting in favor of the Plan (as defined below), and provides that the Debtors shall achieve certain milestones (unless extended or waived in writing). For additional information on the Restructuring Support Agreement, see Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (the "2022 Form 10-K").

Plan and Disclosure Statement

On December 23, 2022, the Debtors filed a Joint Plan of Reorganization of Revlon, Inc. and Its Debtor Affiliates Pursuant to Chapter 11 of the Bankruptcy Code and a related proposed disclosure statement. On February 21, 2023, the Debtors filed the First Amended Joint Plan of Reorganization of Revlon, Inc. and Its Debtor Affiliates Pursuant to Chapter 11 of the Bankruptcy Code (the “Plan”) and a related proposed form of Disclosure Statement (the “Disclosure Statement”) with the Bankruptcy Court. The Plan is intended to implement the restructuring contemplated by the Restructuring Support Agreement. Also, on February 21, 2023, the Debtors filed the solicitation versions of the Plan and the Disclosure Statement, and the Bankruptcy Court entered an order approving the Disclosure Statement (the “Disclosure Statement Order”). The Plan and Disclosure Statement, along with other solicitation materials, were distributed by the Debtors’ notice and claims agent, Kroll, to creditors entitled to vote on the Plan in accordance with the applicable deadlines set by the Disclosure Statement Order.

The Plan and the Disclosure Statement describe, among other things, the proposed Plan; the restructuring contemplated by the Restructuring Support Agreement; the events leading to the Chapter 11 Cases; certain events that have occurred or are anticipated to occur during the Chapter 11 Cases, including the anticipated solicitation of votes to approve the proposed Plan from certain of the Debtors’ creditors; and certain other aspects of the restructuring, including the expectation that the Company will emerge from Chapter 11 bankruptcy as a privately held company and its outstanding equity will be cancelled. For additional information on the Plan and the Disclosure Statement, see Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in this 2022 Form 10-K.

Equity Rights Offering, Backstop Commitment Agreement and Debt Commitment Letter

On January 17, 2023, the Debtors entered into a Backstop Commitment Agreement (as amended, the “Backstop Commitment Agreement”) with certain of the Consenting BrandCo Lenders (the “Original Equity Commitment Parties”), pursuant to which each of the Equity Commitment Parties has agreed to backstop, severally and not jointly and subject to the terms and conditions in the Backstop Commitment Agreement, an equity rights offering (the "Equity Rights Offering") in the aggregate amount of $650 million. On February 21, 2023, as contemplated by the Restructuring Support Agreement, the Company Parties amended and restated the Backstop Commitment Agreement with the Original Equity Commitment Parties and certain of the Consenting 2016 Lenders (together with the Original Equity Commitment Parties, the “Equity Commitment Parties”), pursuant to which each of the Equity Commitment Parties has agreed to backstop, severally and not jointly and subject to the terms and conditions in the Backstop Commitment Agreement, an upsized $670 million Equity Rights Offering, subject to reduction on account of the Excess Liquidity Cutback as discussed herein.

Also on January 17, 2023, the Debtors entered into a Debt Commitment Letter (the “Debt Commitment Letter”) with certain of the Consenting BrandCo Lenders (the “Debt Commitment Parties”), pursuant to which the Debt Commitment Parties have committed to fund up to $200 million in net cash proceeds to the Debtors in connection with a new senior first lien term loan facility upon emergence from Chapter 11. For additional information on the Backstop Commitment Agreement and the Debt Commitment Letter, see Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in this 2022 Form 10-K.

NYSE Delisting Proceedings

As a result of the filing of the Chapter 11 Cases, on October 20, 2022, the New York Stock Exchange (the “NYSE”) informed us that the Company’s Class A common stock (the "Class A Common Stock") was no longer suitable for listing on the NYSE and the NYSE suspended trading in the Company's Class A Common Stock. On October 21, 2022, the NYSE applied to the Securities and Exchange Commission (the "SEC") pursuant to Form 25 to remove the Company’s Class A Common Stock from listing and registration on the NYSE at the opening of business on November 1, 2022. As a result of the suspension and delisting, the Company's Class A Common Stock began trading exclusively on the OTC market on October 21, 2022 under the symbol “REVRQ.”

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

REVLON, INC. AND SUBSIDIARIES
Fragrances. The Company manufactures, markets and sells an extensive array of beauty and personal care products worldwide, including color cosmetics; fragrances; skin care; hair color, hair care and hair treatments; beauty tools; men's grooming products; anti-perspirant deodorants; and other beauty care products.
As of December 31, 2022, the Company’s operations are organized into the following reportable segments:
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
•Fragrances - The Fragrances segment includes the development, marketing and distribution of certain owned and licensed fragrances, as well as the distribution of prestige fragrance brands owned by third parties. These products are typically sold to retailers in the U.S. and internationally, including prestige retailers, specialty stores, e-commerce sites, the mass retail channel, travel retailers and other international retailers. The owned and licensed fragrances include brands such as: (i) Juicy Couture (which are also sold direct-to-consumer on its juicycouturebeauty.com website), John Varvatos and AllSaints in prestige fragrances; (ii) Britney Spears, Elizabeth Taylor, Christina Aguilera and Jennifer Aniston in celebrity fragrances; and (iii) Curve, Giorgio Beverly Hills, Ed Hardy, Charlie, Lucky Brand, ‹PS› (logo of former Paul Sebastian brand), Alfred Sung, Halston, Geoffrey Beene and White Diamonds in mass fragrances.
For certain information regarding the Company's segments' performance, foreign and domestic operations and classes of similar products, refer to Note 16, "Segment Data and Related Information," to the Company’s Audited Consolidated Financial Statements in this 2022 Form 10-K.

REVLON, INC. AND SUBSIDIARIES
Products
The following table sets forth the Company's principal brands that are included in its Revlon, Elizabeth Arden, Portfolio and Fragrances segments by product category:

Segment	COSMETICS	HAIR	MEN'S GROOMING	BEAUTY TOOLS	FRAGRANCES		ANTI-PERSPIRANT DEODORANTS	SKIN CARE / BODY CARE
					Owned	Licensed*
Revlon	Revlon	Revlon ColorSilk		Revlon
	Revlon ColorStay	Revlon Professional

Elizabeth Arden	Elizabeth Arden				Elizabeth Arden White Tea			Visible Difference
					Elizabeth Arden 5th Avenue			Elizabeth Arden Ceramide
					Elizabeth Arden Green Tea			Elizabeth Arden Pro
					Elizabeth Arden Red Door			Prevage
					Elizabeth Arden Always Red			Skin Illuminating
Eight Hour
SUPERSTART

Portfolio	CND	Creme of Nature	American Crew				Mitchum	Gatineau***
	Almay	Intercosmo	d:fi
	SinfulColors	Orofluido
	Cutex	Llongueras*

Fragrances					Curve	Juicy Couture
					Giorgio Beverly Hills	John Varvatos
					Charlie	AllSaints****
					Halston	Britney Spears
					Jean Naté	Christina Aguilera
					PS**	Elizabeth Taylor
					White Diamonds	Jennifer Aniston****
Alfred Sung
Ed Hardy
Lucky Brand
Geoffrey Beene
*Licensed from a third party.
**Logo of former Paul Sebastian brand.
***Gatineau brand sold during 2021.
****Licenses rejected or expired as of December 31, 2022.

REVLON, INC. AND SUBSIDIARIES
The Company operates in four operating segments: Revlon; Elizabeth Arden; Portfolio; and Fragrances, which represent the Company's four reporting segments. For certain information regarding the Company's segments and domestic and foreign operations, refer to Note 16, "Segment Data and Related Information," to the Company’s Audited Consolidated Financial Statements in this 2022 Form 10-K. Further information on the Company's brands by segment appears below.

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
•American Crew: The Company sells men’s styling, hair care, and other grooming products for use and sale by professional salons and barber shops under the American Crew brand name. The brand is also distributed in select retailers, both on and offline. In 2020, the American Crew brand introduced a Lather Shave Cream, Finishing Spray, and Detox Shampoo, as well as relaunched three other formulas within its extensive hair care line of shampoos and conditioners. American Crew is the "Official Supplier to Men" of quality grooming products that provide the ultimate usage experience and enhance a man’s personal image. American Crew is the leading salon brand created specifically for men and is sold in more than 70 countries (as well as being sold direct-to-consumer on its americancrew.com website).
•d:fi: The Company also sells unisex hair products under the d:fi brand, which is a value-priced full line of cleansing, conditioning and styling products.
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

REVLON, INC. AND SUBSIDIARIES
Fragrances Segment:

The Company's Fragrances segment includes the development, marketing and distribution of certain owned and licensed fragrances. These products are typically sold to retailers in the U.S. and internationally, including prestige retailers, specialty stores, e-commerce sites, the mass retail channel, travel retailers and other international retailers. The owned and licensed fragrances include brands such as: (i) Juicy Couture (which are also sold direct-to-consumer on its juicycouturebeauty.com website), John Varvatos and AllSaints in prestige fragrances; (ii) Britney Spears, Elizabeth Taylor, Christina Aguilera, and Jennifer Aniston in celebrity fragrances; and (iii) Curve, Giorgio Beverly Hills, Ed Hardy, Charlie, Lucky Brand, ‹PS› (logo of former Paul Sebastian brand), Alfred Sung, Halston, Geoffrey Beene and White Diamonds in mass fragrances.
The Company also distributes approximately 27 additional prestige fragrance brands owned by third parties. These products are typically sold to retailers in the U.S. and internationally, including prestige retailers and specialty stores and mass retailers, including mid-tier and chain drug retailers, e-commerce sites and other international and travel retailers.

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
Additionally, the Company maintains many brand-specific websites, such as www.revlon.com, www.elizabetharden.com, www.almay.com, www.revlonprofessional.com, www.americancrew.com, www.cnd.com and www.mitchum.com, devoted to the Revlon, Elizabeth Arden, Almay, Revlon Professional, American Crew, CND and Mitchum brands, respectively. Each of these websites features product and promotional information for the brands and are updated regularly to stay current with the Company's new product launches and other marketing, advertising and promotional campaigns. The Company sells direct-to-consumer on-line through its elizabetharden.com, americancrew.com and revlonprofessional.com websites.

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

REVLON, INC. AND SUBSIDIARIES
The Company operates an extensive research and development facility in Edison, New Jersey for products under brands such as Revlon, Almay and Elizabeth Arden. The Company also has research facilities for its professional products in the U.S. (California), Spain and Mexico. The scientists at these various facilities are responsible for performing all of the Company’s research and development activities for new products, ideas, concepts and packaging. The Company’s package development and engineering function is also part of the greater research and development organization and fosters a strong synergy of package and formula development, which is integral to a product’s success. The research and development group performs extensive safety and quality testing on the Company’s products, including toxicology, microbiology, efficacy and package testing. Additionally, quality control testing is performed at each of the Company’s manufacturing facilities.
As of December 31, 2022, the Company employed approximately 200 people in its research and development activities, including specialists in pharmacology, toxicology, chemistry, microbiology, engineering, biology, dermatology and quality assurance.

Manufacturing and Related Operations and Raw Materials
During 2022, the Company’s products were primarily produced at the Company’s facilities in the U.S. (North Carolina and Florida), Spain, Mexico, South Africa, and Italy. The Company's products were also produced by third-party suppliers and contract manufacturers in the U.S. and Europe.
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
United States. Net sales in the U.S. accounted for approximately 46% of the Company's 2022 net sales, which were made in multiple channels, including mass and prestige retail, e-commerce sites and specialty cosmetics stores. The Company also sells a broad range of beauty products to U.S. government military exchanges and commissaries. The Company licenses its Revlon trademark to select manufacturers for complementary beauty-related products and accessories that the Company believes have the potential to extend the Company's brand names and image. As of December 31, 2022, 8 of such licenses were in effect relating to more than 20 product categories, which are marketed principally in the mass retail channel. Pursuant to such licenses, the Company retains control over product design and development, product quality, advertising and the use of its trademarks. These licensing arrangements offer opportunities for the Company to generate revenues and cash flow through royalties or other payments.
The Company sells its products through the mass retail channel, prestige retailers, perfumeries, boutiques, department and specialty stores, travel retailers and distributors, as well as direct sales to consumers via its Elizabeth Arden branded retail stores and e-commerce business. In 2019 and 2018, the Company launched direct-to-consumer on-line selling capabilities on its elizabetharden.com, juicycouturebeauty.com, and americancrew.com websites. In 2020, the Company continued expansion of its e-commerce business in various markets. Retail merchandisers maintain the Company's point-of-sale wall displays intended to ensure that high-selling SKUs are in stock and to ensure the optimal presentation of the Company's products in retailers. Products for use in professional salons are sold primarily through wholesale beauty supply distributors in the U.S.
Outside of the United States. Net sales outside the U.S. accounted for approximately 54% of the Company's 2022 net sales. The three countries outside the U.S. with the highest net sales were China, Australia and the U.K. which together accounted for approximately 17% of the Company's 2022 net sales. The Company distributes its mass retail products, prestige products and fragrances through large volume retailers, chain drug and food stores, chemist shops, hypermarkets, general merchandise stores, e-commerce sites, television shopping, department and specialty stores, one-stop shopping beauty retailers, perfumeries, boutiques, travel retailers and distributors. Products for use in professional hair and nail salons are sold directly to the salons by the Company's direct sales force in countries where it has operations and through wholesale beauty supply distributors in other countries outside the U.S.

REVLON, INC. AND SUBSIDIARIES
At December 31, 2022, the Company actively sold its products through wholly-owned subsidiaries established in approximately 25 countries outside of the U.S., as well as through joint ventures in Asia and the Middle East, and through a large number of independent distributors and licensees elsewhere around the world.

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
Walmart and its affiliates worldwide accounted for approximately 14% of the Company's 2022 consolidated net sales. The Company expects that Walmart and a small number of other customers will, in the aggregate, continue to account for a large portion of the Company's net sales. (See Item 1A. Risk Factors - "The Company depends on a limited number of customers for a large portion of its net sales, and the loss of one or more of these customers could reduce the Company's net sales and have a material adverse effect on the Company's business, prospects, results of operations, financial condition and/or cash flows.")

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
The Company competes in selected product categories against numerous multi-national manufacturers, as well as with expanding private label and store-owned brands, particularly in the mass retail channel. In addition to products sold in large volume retailers, distributors, wholesalers, professional salons and demonstrator-assisted retailers, the Company's products also compete with products sold in prestige and department stores, television shopping, door-to-door, specialty stores, one-stop shopping beauty retailers, e-commerce sites, perfumeries and other distribution outlets. The Company's competitors include,

REVLON, INC. AND SUBSIDIARIES
among others, L'Oréal S.A., The Procter & Gamble Company, The Estée Lauder Companies Inc., Coty Inc., Shiseido Co., Johnson & Johnson, Kao Corp., Henkel AG & Co., Unilever PLC/Unilever N.V., Beiersdorf AG, Chanel S.A., L Brands, Inc., AmorePacific Corporation, LG Household & Healthcare, Natura & Co./Avon Products, Colgate-Palmolive Company, Puig, Mary Kay Inc., Hand & Nail Harmony, Inc., Oriflame Holding AG, Markwins International Corporation, Sephora (a division of LVMH Moët Henessy Louis Vuitton SE), Boots UK Limited and e.l.f. Beauty, Inc. The Company also competes to a growing extent against e-commerce focused micro-beauty brands, such as Glossier, Inc., NYX Cosmetics and Urban Decay Cosmetics (both acquired by L'Oréal), Anastasia Beverly Hills, Sigma Beauty, Benefit Cosmetics LLC (a subsidiary of LVMH), and Too Faced Cosmetics, LLC (both acquired by Estée Lauder). (See Item 1A. Risk Factors - "Competition in the beauty industry could have a material adverse effect on the Company's business, prospects, results of operations, financial condition and/or cash flows.")

Patents, Trademarks and Proprietary Technology
The Company considers trademark protection to be very important to its business. The Company’s trademarks are registered in the U.S. and in approximately 150 other countries. The Company’s significant trademarks include: (i) in the Company’s Revlon segment, Revlon, Revlon ColorStay, Revlon ColorSilk, Revlon PhotoReady, Revlon Super Lustrous and Revlon Professional; (ii) in the Company’s Elizabeth Arden segment, Elizabeth Arden, Prevage, Eight Hour, SuperStart, Visible Difference, Elizabeth Arden Red Door, Elizabeth Arden 5th Avenue, Elizabeth Arden White Tea and Elizabeth Arden Green Tea; (iii) in the Company’s Portfolio segment, Almay, Almay Smart Shade, American Crew, CND, CND Shellac, CND Vinylux, SinfulColors, Mitchum, Cutex, Intercosmo, Orofluido, and Creme of Nature; and (iv) in the Company’s Fragrances segment, owned marks such as Curve, Giorgio Beverly Hills, Charlie, Halston, Jean Naté, ‹PS› (logo of former Paul Sebastian brand), and White Diamonds, as well as licensed trademarks such as Juicy Couture, John Varvatos and AllSaints in prestige fragrances; Britney Spears, Elizabeth Taylor, Christina Aguilera, and Jennifer Aniston in celebrity fragrances; and Ed Hardy, Lucky Brand, Alfred Sung and Geoffrey Beene in mass fragrances. The Company regularly renews its trademark registrations in the ordinary course of business.
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

Human Capital Resources
As of December 31, 2022, the Company employed approximately 5,600 people, of which approximately 23% were covered by collective bargaining agreements. The Company has employees in 28 countries. The Company's total employee population includes the impacts of integration initiatives in connection with the 2018 Optimization Program and the 2020 Revlon Restructuring Program (subsequently renamed during 2021 the Revlon Global Growth Accelerator, “RGGA”, as further defined below), including the impacts of insourcing efforts. The Company is committed to its core values of Innovation, Inclusion, Collaboration & Accountability. We recognize the diversity of our employees, consumers, partners and community, and are committed to diversity and inclusion, as driven by our employee-led Diversity & Inclusion Council. As a consumer

REVLON, INC. AND SUBSIDIARIES
products company, we believe that it is important for our workforce to reflect the diversity of our consumers. As of December 31, 2022, approximately 40% of Revlon’s Board of Directors and Executive Leadership team are women. We are also committed to the health, safety and well-being of our employees. The Company offers employees a wide array of company-paid benefits and wellness programs, which we believe are competitive in the industry. The Company utilizes employee surveys to measure organizational health and employee experiences. The Company believes that its employee relations are positive.

Available Information
The public may access materials that the Company files with the SEC, including, without limitation, its Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, on the SEC's website at http://www.sec.gov. The Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements and amendments to those reports, are also available free of charge on the Company's Internet website at http://www.revloninc.com as soon as reasonably practicable after such reports are electronically filed with or furnished to the SEC.

Item 1A. Risk Factors

In addition to the other information in this 2022 Form 10-K, investors should consider carefully the following risk factors when evaluating the Company’s business.

Summary Risk Factors

Some of the factors that could materially and adversely affect our business, financial condition, results of operations and cash flows include, but are not limited to, the following:

Risks Related to the Chapter 11 Cases

a.We are subject to the risks and uncertainties associated with the Chapter 11 Cases.
b.Material delays in or other negative events during the pendency of our Chapter 11 Cases increase the risk of us being unable to reorganize our business and successfully emerge from bankruptcy and also increase our costs associated with the bankruptcy process.
c.Operating under Chapter 11 protection for a long period of time may harm our business.
d.The Chapter 11 Cases limit the flexibility of our management team in running our business.
e.We may not be able to obtain confirmation of a Chapter 11 plan of reorganization, including the proposed Plan.
f.The Plan may not satisfy the requirements for non-consensual confirmation of a chapter 11 plan under the Bankruptcy Code.
g.We may seek to amend, waive, modify, or withdraw the Plan at any time before confirmation.
h.We cannot make any assurances that the conditions precedent to the Plan’s effectiveness will occur or be waived by the effective date.
i.The Restructuring Support Agreement, Backstop Commitment Agreement, and/or the Debt Commitment Letter may be terminated, which could adversely affect the Chapter 11 Cases.
j.The Restructuring is subject to conditions and milestones that we may be unable to satisfy.
k.Termination of our exclusive right to file a Chapter 11 Plan and the exclusive right to solicit acceptances could result in competing plans of reorganization, which could have less favorable terms or result in significant litigation and expenses.
l.We may fail to obtain the proceeds of the Exit Facilities or the Equity Rights Offering, which would adversely affect our ability to consummate the Plan.
m.Our long-term liquidity requirements and the adequacy of our capital resources are difficult to predict at this time.
n.As a result of the Chapter 11 Cases, our financial results may be volatile and may not reflect historical trends.
o.We have experienced, and may continue to experience, increased levels of employee attrition as a result of the Chapter 11 Cases.
p.Our post-bankruptcy capital structure has yet to be implemented, and any changes to our capital structure may have a material adverse effect on existing debt and security holders, including holders of our Class A Common Stock.
q.The Plan is based upon assumptions that we developed that may prove incorrect and could render the Plan unsuccessful.
r.The allowed amount of claims and estimated percentage of recoveries set forth in the proposed Disclosure Statement may differ from current estimates.
s.Parties-in-Interest may object to our classification of claims and interests.
t.The consenting unsecured noteholder recovery may not be approved.

REVLON, INC. AND SUBSIDIARIES
u.Releases, injunctions and exculpations may not be approved.
v.In certain instances, a Chapter 11 case may be converted to a case under Chapter 7 of the Bankruptcy Code, in which case our Class A Common Stock would likely be worthless.
w.The Chapter 11 Cases are expected to render our Class A Common Stock worthless.
x.Trading in shares of our Class A Common Stock during the pendency of the Chapter 11 Cases is highly speculative and we expect that you will lose your investment.
y.The DIP Facilities may be insufficient to fund our business operations, or may be unavailable to us if we do not comply with certain covenants.
z.The Company's ability to service its debt and meet its cash requirements depends on many factors, including achieving anticipated levels of revenue and expenses. If such revenue or expense levels prove to be other than as anticipated, the Company may be unable to meet its cash requirements or Products Corporation may be unable to meet the requirements of the DIP Term Loan Facility and/or the DIP ABL Facility, which could have a material adverse effect on the Company's business, prospects, results of operations, financial condition and/or cash flows.

Risks Related to Securities to be Issued under the Plan Generally

a.There is no public market for the securities to be issued under the Plan.
b.The securities to be issued under the Plan will be subject to dilution.
c.No dividends will be paid on the securities to be issued under the Plan.
d.The New Common Stock and New Warrants to be issued under the Plan will be subordinated to the indebtedness of Reorganized Holdings.
e.The ownership of the New Common Stock and/or New Warrants may be concentrated.

Risks Related to Reorganized Holdings

a.We may be subject to claims that may not be discharged in the Chapter 11 Cases, which could have a material adverse effect on the financial condition and results of operations of Reorganized Holdings.
b.Upon emergence from Chapter 11 bankruptcy, future liability claims could have adversely affect the financial condition and results of operations of Reorganized Holdings.
c.Upon emergence from Chapter 11 bankruptcy, Reorganized Holdings will be subject to risks related to its substantial indebtedness.

Risks Related to the Company’s Industry, Business and Operations

a.The COVID-19 pandemic resulted in significantly decreased net sales for the Company particularly during 2020 and has had, and could continue to have, a significant adverse effect on the Company's business, results of operations, financial condition and/or cash flows.
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
i.The success of the Company’s Fragrances segment depends, in part, on the demand for heritage and designer fragrance products. A decrease in demand for such products, or the loss or infringement of any intellectual property rights, could have a material adverse effect on the Company’s business, prospects, results of operations, financial condition and/or cash flows.
j.The Company's inability to acquire or license additional fragrance brands or secure additional distribution arrangements and arrangements could have an adverse effect on the Company's net sales and a material adverse effect on the Company's business, prospects, results of operations, financial condition and/or cash flows.
k.The illegal distribution and sale by third parties of counterfeit versions of the Company’s products or the unauthorized diversion by third parties of the Company’s products could have an adverse effect on the Company’s net sales and a negative impact on the Company’s reputation and business.
l.The Company's success depends, in part, on the quality, efficacy and safety of its products.
m.The Company’s success largely depends upon its ability to attract, hire and retain its senior management team, other key employees and a highly skilled and diverse workforce, as well as effectively implement succession planning for its senior management team, and, as such, the Company’s inability to do so could adversely affect the Company’s business, prospects, results of operations, financial condition and/or cash flows.
n.The Company previously identified a material weakness in its internal control over financial reporting, which has now been remediated. Any failure to maintain effective internal control over financial reporting could have a material adverse effect on the Company’s business, prospects, results of operations, financial condition and/or cash flows.
o.The Company may not realize the cost reductions and other benefits that it expects from its various restructuring programs that may be in effect from time to time, which could have a material adverse effect on the Company's business, prospects, results of operations, financial condition and/or cash flows.

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
b.Adverse economic conditions could have a material adverse effect on the Company's business, prospects, results of operations, financial condition and/or cash flows and/or on the financial condition of its customers and suppliers.
c.The ongoing conflict between Russia and Ukraine has caused, and is currently expected to continue to cause, negative effects on geopolitical conditions and the global economy, including financial markets, inflation, and the global supply chain, which could have an adverse impact on our business, financial condition and results of operations.
d.The United Kingdom’s ongoing withdrawal process from the European Union may have a negative effect on global economic conditions, financial markets and on the Company's business, prospects, results of operations, financial condition and/or cash flows.
e.Terrorist attacks, acts of war or military actions and/or other civil unrest may adversely affect the territories in which the Company operates and the Company's business, prospects, results of operations, financial condition and/or cash flows.
f.Declines in the financial markets may result in increased pension expense and increased cash contributions to the Company's pension plans.
g.Extreme weather conditions and natural disasters due to climate change or otherwise could have a material adverse effect on the Company's business, prospects, results of operations, financial condition and/or cash flows.
h.The Company's products are subject to federal, state and international regulations that could have a material adverse effect on the Company's business, prospects, results of operations, financial condition and/or cash flows.
i.Any violation of the U.S. Foreign Corrupt Practices Act or other similar foreign anti-corruption laws could have a material adverse effect on the Company's business, prospects, results of operations, financial condition and/or cash flows.
j.Disruptions to or breaches of the Company's information technology systems, and the potential failure to adequately detect or resolve such interruptions or breaches in a timely manner, may have a material adverse effect on the Company's business operations, prospects, results of operations and financial condition which could lead to reputational damage and significant liabilities.
k.Uncertainties in the interpretation and application of the income tax provisions could have a material impact on the Company's financial condition, results of operations and/or cash flows.

REVLON, INC. AND SUBSIDIARIES

Risks Related to the Chapter 11 Cases

We are subject to the risks and uncertainties associated with Chapter 11 Cases.

On the Petition Date, the Debtors filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code. On February 21, 2023, the Debtors filed the Plan. Although the Plan is intended to effectuate a coordinated financial restructuring of the Company, and enjoys support from the Creditors’ Committee, the Consenting BrandCo Lenders, and the Consenting 2016 Lenders, it is impossible to predict with certainty the amount of time that the Company may spend in bankruptcy, or to assure parties in interest that the Plan will be confirmed or consummated and the timing of such confirmation and consummation. Even if confirmed on a timely basis, court proceedings to confirm the Plan could have an adverse effect on the Company’s business. The proceedings also involve additional expense and may divert some of the attention of the Company’s management away from business operations. For the duration of our Chapter 11 Cases, our operations and our ability to develop and execute our business plan, as well as our continuation as a going concern, are subject to the risks and uncertainties associated with Chapter 11 bankruptcy. These risks include the following:

•our ability to develop, obtain support for, confirm and consummate the Plan, another Chapter 11 plan or alternative restructuring transaction;
•termination of the Restructuring Support Agreement, including due to our inability to meet the significant conditions and milestones in the Restructuring Support Agreement, which may be difficult to satisfy;
•termination of the Backstop Commitment Agreement and/or the Debt Commitment Letter and the potential incurrence of cash termination fees in connection therewith;
•our ability to obtain and/or maintain timely approval by the Bankruptcy Court with respect to motions that we have filed or will file in the Chapter 11 Cases from time to time;
•our ability to operate within the restrictions and the liquidity limitations of the DIP Facilities and any related orders entered by the Bankruptcy Court in connection with the Chapter 11 Cases;
•our ability to obtain sufficient financing to allow us to emerge from Chapter 11 bankruptcy and execute our business plan post-emergence;
•our ability to maintain our relationships with our suppliers, vendors, customers, employees, and other third parties;
•our ability to maintain contracts that are critical to our operations;
•our ability to execute on our business plan during the pendency of the Chapter 11 Cases;
•our ability to attract, motivate and retain key employees;
•the high costs of operating our business while in Chapter 11 bankruptcy and related fees;
•the ability of third parties to seek and obtain Bankruptcy Court approval to terminate contracts and other agreements with us;
•the expiration, termination, or shortening of the exclusive period for us to propose and confirm a Chapter 11 plan, whether caused by third parties or otherwise;
•the ability of third parties to seek and obtain court approval to appoint a Chapter 11 trustee or examiner or to convert the Chapter 11 Cases to cases under Chapter 7 of the Bankruptcy Code;
•the actions and decisions of our creditors and other third parties who have interests in our Chapter 11 Cases that may be inconsistent with our plans; and
•uncertainties and continuing risks associated with our ability to achieve our stated goals and continue as a going concern.

Material delays in or other negative events during the pendency of our Chapter 11 Cases increase the risk of us being unable to reorganize our business and successfully emerge from bankruptcy and also increase our costs associated with the bankruptcy process.

Material delays in or other negative events during the pendency of our Chapter 11 Cases could adversely affect our relationships with our creditors, suppliers, vendors, customers, employees, and other third parties, and our ability to negotiate favorable terms with them. While we expect to continue normal operations, public perception of our continued viability may affect, among other things, the desire of new and existing customers, vendors, landlords, employees, or other parties to enter into or continue their agreements or arrangements with us. The failure to maintain any of these important relationships could adversely affect our business, financial condition, and results of operations. Because of the public disclosure of the Chapter 11 Cases and concerns certain vendors may have about our liquidity, our ability to maintain normal credit terms with vendors may be impaired.

In addition, we need the prior approval of the Bankruptcy Court for transactions outside the ordinary course of business, which may lead to delays and/or limit our ability to respond timely to certain events or take advantage of certain opportunities. Also, the terms of the Final DIP Order and DIP Facilities may limit our ability to undertake certain business initiatives. Any material delays or other negative events during the pendency of our Chapter 11 Cases could increase the risks of us being

REVLON, INC. AND SUBSIDIARIES
unable to reorganize our business and successfully emerge from bankruptcy. Additionally, any such material delays or other negative events during the pendency of our Chapter 11 Cases could increase our costs associated with the bankruptcy process.

Operating under Chapter 11 bankruptcy protection for a long period of time may harm our business.

Our future results are dependent upon the successful confirmation and implementation of a plan of reorganization. A long period of operation under Chapter 11 bankruptcy protection could have a material adverse effect on our business, financial condition, results of operations and liquidity. So long as the Chapter 11 Cases continue, our senior management will be required to spend a significant amount of time and effort managing the Chapter 11 process rather than focusing exclusively on our business operations. A prolonged period of operating under Chapter 11 protection also may make it more difficult to retain management and other key personnel necessary to the success and growth of our business.

Additionally, so long as the Chapter 11 Cases continue, we will be required to incur significant costs for professional fees and other expenses associated with the administration of the Chapter 11 Cases. We have obtained funding under the DIP Facilities in an aggregate principal amount of $975 million (consisting of (i) $575 million under the DIP Term Loan Facility and (ii) $400 million under the DIP ABL Facility (subject to a borrowing base limitation)), but this amount may prove insufficient to meet our costs under prolonged Chapter 11 proceedings.

Furthermore, we cannot predict the ultimate amount of all settlement terms for the liabilities that will be subject to a plan of reorganization. Even once a plan of reorganization is approved and implemented, our operating results may be adversely affected by the possible reluctance of prospective lenders and other counterparties to do business with a company that recently emerged from Chapter 11.

The Chapter 11 Cases limit the flexibility of our management team in running our business.

While we operate our businesses as debtors-in-possession under supervision by the Bankruptcy Court, we are required to obtain the approval of the Bankruptcy Court and, in some cases, certain lenders prior to engaging in activities or transactions outside the ordinary course of business. Bankruptcy Court approval of non-ordinary course activities entails preparation and filing of appropriate motions with the Bankruptcy Court, negotiation with creditors’ committees and other parties-in-interest and regularly scheduled hearings. Parties-in interest may be heard at any Bankruptcy Court hearing and may raise objections with respect to these motions. This process may delay major transactions and limit our ability to respond quickly to opportunities and events in the marketplace. Furthermore, in the event the Bankruptcy Court does not approve a proposed activity or transaction, we would be prevented from engaging in activities and transactions that we believe are beneficial to us.

We may not be able to obtain confirmation of a Chapter 11 plan of reorganization, including the proposed Plan.

To emerge successfully from Bankruptcy Court protection as a viable entity, we must meet certain statutory requirements with respect to adequacy of disclosure with respect to the plan of reorganization, solicit and obtain the requisite acceptances of such a plan and fulfill other statutory conditions for confirmation of such a plan, which have not occurred to date. The confirmation process is subject to numerous, unanticipated potential delays, including a delay in the Bankruptcy Court’s commencement of the confirmation hearing regarding our proposed Plan (or any Chapter 11 plan). The confirmation hearing regarding our proposed Plan is currently scheduled to begin on April 3, 2023.

Though we have entered into the Restructuring Support Agreement with certain of our creditors to support our proposed Plan, we may not receive the requisite acceptances of constituencies in the Chapter 11 Cases to confirm the proposed Plan. Even if the requisite acceptances of our Plan are received, the Bankruptcy Court may not confirm the Plan. Even if all voting classes vote in favor of the Plan or the Bankruptcy Code requirements for "cramdown" are met with respect to any class that voted to reject or was deemed to reject the Plan, the Bankruptcy Court, which may exercise its substantial discretion as a court of equity, may choose not to confirm the Plan. The precise requirements and evidentiary showing for confirming a plan, notwithstanding its rejection by one or more impaired classes of claims or equity interests, depends upon a number of factors including, without limitation, the status and seniority of the claims or equity interests in the rejecting class (i.e., secured claims or unsecured claims or subordinated or senior claims). If our proposed Plan (or any Chapter 11 plan of reorganization) is not confirmed by the Bankruptcy Court, it is unclear whether we would be able to reorganize our business and what, if anything, holders of claims against us would ultimately receive with respect to their claims under a subsequent plan of reorganization (or liquidation).

Even if the proposed Plan or another plan of reorganization is confirmed by the Bankruptcy Court, it may not become effective because it is subject to the satisfaction of certain conditions precedent (some of which are beyond our control). There can be no assurance that such conditions will be satisfied and, therefore, that a plan of reorganization will become effective and that we will emerge from the Chapter 11 Cases as contemplated by a plan of reorganization. If emergence is delayed, we may not have sufficient cash available to operate our business. In that case, we may need new or additional post-petition financing,

REVLON, INC. AND SUBSIDIARIES
which may increase the cost of consummating a plan of reorganization. There can be no assurance of the terms on which such financing may be available or if such financing will be available. If the transactions contemplated by the Plan are not completed, it may become necessary to amend the Plan. The terms of any such amendment are uncertain and could result in material additional expense and result in material delays to the Chapter 11 Cases. As a result, there can be no assurance as to whether we will successfully reorganize and emerge from the Chapter 11 Cases or, if we do successfully reorganize, as to when we would emerge from the Chapter 11 Cases. If we are unable to successfully reorganize, we may not be able to continue our operations.

Further, although we have obtained commitments from our creditors to backstop the exit financing contemplated in the Restructuring Support Agreement and Plan, the Backstop Commitment Agreement and/or Debt Commitment Letter may be terminated upon the occurrence of certain events. In those circumstances, there is no guarantee that we will be able to obtain alternative commitments to support the exit financing as proposed in the Plan, or obtain any exit financing at all. Even if we are able to obtain exit financing, there is no guarantee that such financing will be on as favorable terms as the Backstop Commitment Agreement and Debt Commitment Letter. Inability to raise exit financing on similar terms to the Backstop Commitment Agreement and Debt Commitment Letter may create risk to our ability to successfully reorganize. For additional information on the Restructuring Support Agreement, the Plan, the Backstop Commitment Agreement and the Debt Commitment Letter, see Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in this 2022 Form 10-K.

The Plan may not satisfy the requirements for non-consensual confirmation of a chapter 11 plan under the Bankruptcy Code.

In the event that any impaired class of claims does not accept or is deemed not to accept the Plan, the Bankruptcy Court may nevertheless confirm the Plan at the Debtors’ request if at least one impaired class has accepted the Plan (with such acceptance being determined without including the vote of any “insider” in such class), and as to each impaired class that has not accepted the Plan, the Bankruptcy Court determines that the Plan “does not discriminate unfairly” and is “fair and equitable” with respect to the dissenting impaired classes. Since certain classes are deemed to reject the Plan, regardless of whether any voting classes reject the Plan, the requirements for non-consensual confirmation must be satisfied with respect to rejecting classes. While the Debtors believe that the Plan satisfies the requirements for non-consensual confirmation, there can be no assurance that the Bankruptcy Court will reach the same conclusion. If the Bankruptcy Court does not find that the Plan satisfies the requirements for non-consensual confirmation, the Bankruptcy Court may not confirm the Plan.

We may seek to amend, waive, modify, or withdraw the Plan at any time before confirmation.

Subject to and in accordance with the terms of the Restructuring Support Agreement, the Backstop Commitment Agreement and the Debt Commitment Letter, we reserve the right, in accordance with the Bankruptcy Code, to amend or modify the Plan before the entry of the confirmation order or waive any conditions thereto if and to the extent such amendments or waivers are necessary or desirable to consummate the Plan. The potential impact of any such amendment or waiver on the holders of claims and interests cannot presently be foreseen but may include a change in the economic impact of the Plan on some or all of the proposed classes or a change in the relative rights of such classes. All holders of claims and interests will receive notice of such amendments or waivers required by applicable law and the Bankruptcy Court. If we seek to modify the Plan after receiving sufficient acceptances but before the Bankruptcy Court’s entry of an order confirming the Plan, the previously solicited acceptances will be valid only if (i) all classes of adversely affected holders accept the modification in writing or (ii) the Bankruptcy Court determines, after notice to designated parties, that such modification was de minimis or purely technical or otherwise did not adversely change the treatment of holders of accepting claims or interests, or is otherwise permitted by the Bankruptcy Code.

We cannot make any assurances that the conditions precedent to the Plan’s effectiveness will occur or be waived by the effective date.

Even if the Plan is confirmed by the Bankruptcy Court, there can be no assurance as to the timing of the effective date of the Plan. If the conditions precedent to the effective date set forth in the Plan do not occur or are not waived as set forth in the Plan, then any order entered by the Bankruptcy Court confirming the Plan may be vacated, in which event no distributions would be made under the Plan, the Debtors and all holders of claims and interests would be restored to the status quo ante as of the day immediately preceding the confirmation date, and the Debtors’ obligations with respect to claims and interests would remain unchanged. Notably, the conditions precedent set forth in Article XI of the Plan include the requirement that the Debtors obtain all authorizations, consents, regulatory approvals, or rulings that are necessary to implement and effectuate a Plan. Moreover, absent an extension, the Restructuring Support Agreement may be terminated by the Required Consenting BrandCo Lenders if the effective date does not occur by April 28, 2023.

REVLON, INC. AND SUBSIDIARIES
The Restructuring Support Agreement, Backstop Commitment Agreement, and/or the Debt Commitment Letter may be terminated, which could adversely affect the Company's Chapter 11 Cases.

The Restructuring Support Agreement contains provisions that give one or more of the Consenting Creditor Parties the ability to terminate the Restructuring Support Agreement if certain conditions are not satisfied or waived, including the failure to achieve certain milestones. Similarly, the Backstop Commitment Agreement and Debt Commitment Letter contain provisions that give the Equity Commitment Parties and the Debt Commitment Parties, as applicable, the ability to terminate their obligations to fully backstop the Equity Rights Offering, or the ability to terminate their commitment to provide the Incremental New Money Facility, as applicable, upon the occurrence of certain events or if certain conditions are not satisfied. Termination of the Restructuring Support Agreement, Backstop Commitment Agreement, and/or Debt Commitment Letter could result in protracted Chapter 11 Cases, which could significantly and detrimentally impact the Debtors’ relationships with vendors, employees, and major customers, or potentially the conversion of the Chapter 11 Cases into cases under Chapter 7 of the Bankruptcy Code (“Chapter 7”). For additional information on the Restructuring Support Agreement, the Backstop Commitment Agreement and the Debt Commitment Letter, see Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in this 2022 Form 10-K.

The Restructuring is subject to conditions and milestones that we may be unable to satisfy.

There are certain material conditions we must satisfy under the Restructuring Support Agreement, including the timely satisfaction of milestones in the Chapter 11 Cases, which include the confirmation of the Plan and the consummation of the restructuring transactions thereunder. The satisfaction of such conditions is subject to risks and uncertainties, many of which are beyond our control.

Termination of our exclusive right to file a Chapter 11 plan and the exclusive right to solicit acceptances could result in competing plans of reorganization, which could have less favorable terms or result in significant litigation and expenses.

We currently have the exclusive right to file a Chapter 11 plan through and including May 9, 2023, and the exclusive right to solicit acceptances of any such plan through May 9, 2023. Such deadlines may be extended from time to time by the Bankruptcy Court “for cause” (as permitted by §1121(d) of the Bankruptcy Code) until the dates 18 months and 20 months after the date we filed the Chapter 11 Cases, respectively. However, it is possible that (i) parties in interest could seek to shorten or terminate such exclusive plan filing and solicitation periods “for cause” (as permitted by section 1121(d) of the Bankruptcy Code)) or (ii) that such periods could expire without extension prior to confirmation and consummation of the Plan.

If our exclusive plan filing and solicitation periods expire or are terminated, other parties in interest will be permitted to file alternative plans of reorganization. There can be no assurances that recoveries under any such alternative plan would be as favorable to creditors as the Plan. In addition, the proposal of competing plans of reorganization may entail significant litigation and significantly increase the expenses of administration of the Debtors' cases, which could deplete creditor recoveries under any plan.

We may fail to obtain the proceeds of the Exit Facilities or the Equity Rights Offering, which would adversely affect our ability to consummate the Plan.

There can be no assurance that we will receive any or all of the proceeds of the Exit Facilities and the Equity Rights Offering. Because final documentation relating to the Exit Facilities has not yet been executed, there can be no assurance that we will be able to obtain the proceeds of the Exit Facilities. In addition, and notwithstanding the Backstop Commitment Agreement applicable to the Equity Rights Offering, because the Equity Rights Offering has not yet been completed, there can be no assurance that the Debtors will receive any or all of the proceeds of the Equity Rights Offering. If the Debtors do not receive the proceeds of the Exit Facilities and the Equity Rights Offering, the Debtors will not be able to consummate the Plan in its current form.

Our long-term liquidity requirements and the adequacy of our capital resources are difficult to predict at this time.

We face uncertainty regarding the adequacy of our liquidity and capital resources. In addition to the cash requirements necessary to fund ongoing operations, we have incurred significant professional fees and other costs in connection with preparation for the Chapter 11 Cases and expect that we will continue to incur significant professional fees and costs throughout our Chapter 11 Cases. In addition, we must comply with the covenants of our DIP Facilities and other agreements associated therewith in order to continue to access our borrowings thereunder. We cannot assure you that cash on hand, cash flow from operations and the DIP Facilities will be sufficient to continue to fund our operations and allow us to satisfy our obligations related to the Chapter 11 Cases until we are able to emerge from the Chapter 11 Cases.

REVLON, INC. AND SUBSIDIARIES
Our liquidity, including our ability to meet our ongoing operational obligations, is dependent upon, among other things: (i) our ability to comply with the terms and conditions of our DIP Facilities and associated agreements; (ii) our ability to comply with the terms and conditions of any cash collateral order that may be entered by the Bankruptcy Court in connection with the Chapter 11 Cases; (iii) our ability to maintain adequate cash on hand; (iv) our ability to generate cash flow from operations; (v) our ability to develop, confirm and consummate a Chapter 11 plan or other alternative restructuring transaction; and (vi) the cost, duration and outcome of the Chapter 11 Cases.

As a result of the Chapter 11 Cases, our financial results may be volatile and may not reflect historical trends.

During the Chapter 11 Cases, we expect our financial results to continue to be volatile as restructuring activities and expenses, contract terminations and rejections, and claims assessments significantly impact our consolidated financial statements. As a result, our historical financial performance is likely not indicative of our financial performance after the Petition Date. In addition, if we emerge from Chapter 11, the amounts reported in subsequent consolidated financial statements may materially change relative to historical consolidated financial statements, due to, among other things, revisions to our operating plans pursuant to a plan of reorganization. We also may be required to adopt fresh start accounting, in which case our assets and liabilities will be recorded at fair value as of the fresh start reporting date. Such value may differ materially from the recorded values of assets and liabilities on our consolidated balance sheets. Our financial results after the application of fresh start accounting also may be different from historical trends.

We have experienced, and may continue to experience, increased levels of employee attrition as a result of the Chapter 11 Cases.

As a result of the Chapter 11 Cases, we have experienced, and may continue to experience, increased levels of employee attrition, and our employees have faced, and likely will continue to face, considerable distraction and uncertainty. A loss of key personnel or material erosion of employee morale could adversely affect our business and results of operations. Our ability to engage, motivate and retain key employees or take other measures intended to motivate and incentivize key employees to remain with us through the pendency of the Chapter 11 Cases may be limited by restrictions on implementation of incentive programs under the Bankruptcy Code. On July 25, 2022, the Bankruptcy Court approved a key employee retention program for key non-insider employees. The loss of services of members of our senior management team and other employees could impair our ability to execute our strategy and implement operational initiatives, which would be likely to have a material adverse effect on our business, financial condition and results of operations.

Our post-bankruptcy capital structure has yet to be implemented, and any changes to our capital structure may have a material adverse effect on existing debt and security holders, including holders of our Class A Common Stock.

Our proposed post-bankruptcy capital structure will be set pursuant to the Plan that requires Bankruptcy Court approval. The reorganization of our capital structure may include exchanges of new debt or equity securities for our existing debt, equity securities, and claims against us. Such new debt may be issued at different interest rates, payment schedules and maturities than our existing debt securities.

If our proposed Plan is approved by the Bankruptcy Court, existing securities, including our Class A Common Stock, will be cancelled without receiving any distribution. The success of a reorganization through any such exchanges or modifications will depend on approval by the Bankruptcy Court and the willingness of existing debt and security holders to agree to the exchange or modification, subject to the provisions of the Bankruptcy Code, and there can be no guarantee of success. If such exchanges or modifications are successful, holders of our debt or of claims against us may find their holdings no longer have any value or are materially reduced in value, or they may be converted to equity and be diluted or may be modified or replaced by debt with a principal amount that is less than the outstanding principal amount, longer maturities and reduced interest rates. Holders of our Class A Common Stock may also find that their holdings no longer have any value and face highly uncertain or no recoveries under a plan. There can be no assurance that any new debt or equity securities will maintain their value at the time of issuance. If existing debt or equity holders are adversely affected by a reorganization, it may adversely affect our ability to issue new debt or equity in the future. Although we cannot predict how the claims and interests of stakeholders in the Chapter 11 Cases, including holders of Class A Common Stock, will ultimately be resolved, we expect that Class A common stockholders will not receive a recovery through any plan of reorganization unless the holders of more senior claims and interests, such as secured and unsecured indebtedness (which is currently trading at a significant discount), are paid in full. Consequently, there is a significant risk that the holders of our Class A Common Stock would receive no recovery under the plan of reorganization and that our Class A Common Stock will be worthless.

REVLON, INC. AND SUBSIDIARIES
The Plan is based upon assumptions that we developed that may prove incorrect and could render the Plan unsuccessful.

The Plan and the restructuring transactions contemplated thereby reflect assumptions and analyses based on our experience and perception of historical trends, current conditions, management’s plans, and expected future developments, as well as other factors that we consider appropriate under the circumstances. The feasibility of the Plan for confirmation purposes under the Bankruptcy Code relies on financial projections we developed in connection with developing our business plan, including with respect to revenues, EBITDA, debt service, and cash flow. Financial forecasts are necessarily speculative, and it is likely that one or more of the assumptions and estimates that are the basis of these financial forecasts will not be accurate.

Whether actual future results and developments will be consistent with our expectations and assumptions depends on a number of factors, including, but not limited to: (i) the ability to maintain customers’ confidence in our viability as a continuing entity and to attract and retain sufficient business from them; (ii) the ability to retain key employees; and (iii) the overall strength and stability of general economic conditions in the United States and in the specific markets in which we currently do business. The failure of any of these factors could not only vitiate the projections and analyses that informed the Plan, but also otherwise materially adversely affect the successful reorganization of our businesses.

We expect that our actual financial condition and results of operations may differ, perhaps materially, from what was anticipated. Consequently, there can be no assurance that the results or developments contemplated by the Plan (or any other plan of reorganization we may implement) will occur or, even if they do occur, that they will have the anticipated effects on us and our subsidiaries or our businesses or operations. The failure of any such results or developments to materialize as anticipated could materially adversely affect the successful execution of the Plan.

The allowed amount of claims and the estimated percentage of recoveries set forth in the proposed Disclosure Statement may differ from current estimates.

There can be no assurance that the estimated claim amounts set forth in the proposed Disclosure Statement are correct, and the actual amount of allowed claims may differ materially from the estimates. There can be no assurance that the allowed amount of claims in Classes 9(a) (talc personal injury claims), 9(b) (non-qualified pension claims), 9(c) (trade claims), and 9(d) (other general unsecured claims) will not be significantly more than currently estimated, which, in turn could cause the estimated value of distributions to be reduced substantially. The estimated amounts are subject to certain risks, uncertainties, and assumptions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, the actual amount of allowed claims may vary materially from those estimated in the proposed Disclosure Statement.

Furthermore, although the Claims Bar Date (as defined below) has passed, on March 7, 2023, the Bankruptcy Court entered an order extending the Claims Bar Date for claimants alleging harm from the Company’s chemical hair straightening/hair relaxer products (such claimants, the “Hair Relaxer Claimants”) to April 11, 2023 for such claimants. To be entitled to vote on the Plan, Hair Relaxer Claimants must file a simplified proof of claim online by March 23, 2023. As a result, we anticipate that numerous additional personal injury claims will be filed against the Debtors relating to chemical hair straighteners and/or hair relaxer products. If additional claims are filed, the recovery for each allowed claim in Class 9(d) (other general unsecured claims) may be reduced.

Parties-in-Interest may object to our classification of claims and interests.

Section 1122 of the Bankruptcy Code provides that a plan may place a claim or an equity interest in a particular class only if such claim or equity interest is substantially similar to the other claims or equity interests in such class. We believe that the classification of claims and interests under the Plan complies with the requirements set forth in the Bankruptcy Code because we created classes of claims and interests, each encompassing claims or interests, as applicable, that are substantially similar to the other claims or interests in each such class. Nevertheless, there can be no assurance that the Bankruptcy Court will reach the same conclusion.

The consenting unsecured noteholder recovery in the Plan may not be approved.

The Plan provides that if Class 8 (unsecured notes claims) does not accept the Plan, holders of such claims that vote to accept the Plan on account of their claim and do not, directly or indirectly, object to, or otherwise impede, delay, or interfere with, solicitation, acceptance, confirmation, or consummation of the Plan, will receive the Consenting Unsecured Noteholder Recovery (as defined in the Plan), unless the Bankruptcy Court finds that such Consenting Unsecured Noteholder Recovery is improper. The Consenting Unsecured Noteholder Recovery may be subject to substantial challenges, including on the basis that it provides unequal treatment within Class 8 pursuant to section 1123(a)(4) of the Bankruptcy Code, or is other otherwise impermissible under applicable bankruptcy law. If the Bankruptcy Court were to sustain any such challenge, consenting

REVLON, INC. AND SUBSIDIARIES
unsecured noteholders would not be eligible to receive the Consenting Unsecured Noteholder Recovery. As such, members of Class 8 should not rely on the Consenting Unsecured Noteholder Recovery in making a decision to vote to accept the Plan.

Releases, injunctions and exculpations in the Plan may not be approved.

Article X of the Plan provides for certain releases, injunctions, and exculpations, including a release of liens and causes of action that may otherwise be asserted against the Debtors, Reorganized Holdings, or released parties, as applicable. The releases, injunctions, and exculpations provided in the Plan are subject to objection by parties and may not be approved. If the releases, injunctions, and exculpations are not approved, certain released parties may withdraw their support for the Plan. The releases provided to the released parties and the exculpation provided to the exculpated parties are necessary to the success of the Debtors’ reorganization because the released parties and exculpated parties have made significant contributions to the Debtors’ reorganization efforts and have agreed to make further contributions, including by agreeing to convert certain of their claims against the Debtors’ estates into equity in Reorganized Holdings, but only if they receive the full benefit of the Plan’s release and exculpation provisions. The Plan’s release and exculpation provisions are an inextricable component of the Restructuring Support Agreement and the significant deleveraging and financial benefits embodied in the Plan.

In certain instances, a Chapter 11 case may be converted to a case under Chapter 7 of the Bankruptcy Code, in which case our Class A Common Stock would likely be worthless.

There can be no assurance as to whether we will successfully reorganize and emerge from the Chapter 11 Cases or, if we do successfully reorganize, as to when we would emerge from the Chapter 11 Cases. If the Bankruptcy Court finds that it would be in the best interest of creditors and/or the Debtors, the Bankruptcy Court may convert our Chapter 11 Cases to cases under Chapter 7 of the Bankruptcy Code. In such event, a Chapter 7 trustee would be appointed or elected to liquidate the Debtors’ assets for distribution in accordance with the priorities established by the Bankruptcy Code. We believe that liquidation under Chapter 7 would result in significantly smaller distributions being made to our creditors than those provided for in a Chapter 11 plan or reorganization because of (i) the likelihood that the assets would have to be sold or otherwise disposed of in a disorderly fashion over a short period of time rather than reorganizing or selling in a controlled manner the Debtors’ businesses as a going concern, (ii) additional administrative expenses involved in the appointment of a Chapter 7 trustee, and (iii) additional expenses and claims, some of which would be entitled to priority, that would be generated during the liquidation and from the rejection of leases and other executory contracts in connection with a cessation of operations. We believe our Class A Common Stock would receive no distribution if the Chapter 11 Cases were converted to cases under Chapter 7 of the Bankruptcy Code. Under the Plan, our Class A Common Stock will be cancelled without receiving any distribution. As a result, in either scenario, it is likely that our Class A Common Stock is worthless.

The Chapter 11 Cases are expected to render our Class A Common Stock worthless.

We have a substantial amount of indebtedness that is senior to the Company’s existing shares of Class A Common Stock in our capital structure. Recoveries in the Chapter 11 Cases for holders of Class A Common Stock, if any, will depend upon our ability to confirm the Plan (or another Chapter 11 plan), the terms of such plan, the performance of our business, the value of our assets and other factors. Under the proposed Plan, our Class A Common Stock will be cancelled without receiving any distribution. The Class A common stockholders will not receive any recovery unless the holders of more senior claims and interests, such as secured and unsecured indebtedness (which are not expected to recover in full under the Plan), are paid in full. Consequently, we expect that our Class A Common Stock will become worthless.

Trading in shares of our Class A Common Stock during the pendency of the Chapter 11 Cases is highly speculative and we expect that you will lose your investment.

The price of our Class A Common Stock has been volatile following the commencement of the Chapter 11 Cases. As described above, we expect that the Class A Common Stock will be worthless under the Plan. Accordingly, any trading in our Class A Common Stock during the pendency of our Chapter 11 Cases is highly speculative and poses substantial risks to purchasers of our Class A Common Stock. Furthermore, we have experienced extreme price and volume fluctuations in our Class A Common Stock that have often been unrelated or disproportionate to the operating performance of our Company and/or macro-industry and macroeconomic trends. These price and volume fluctuations have been due in large part to trading activity by retail investors and/or short sellers which has put and may continue to put pressure on the supply and demand for our Class A Common Stock, further increasing volatility in its market price. These and other external factors have caused and may continue to cause the market price and demand for our Class A Common Stock to fluctuate substantially. Accordingly, we cannot assure you of the liquidity of an active trading market, your ability to sell your shares of our Class A Common Stock when desired, or the prices that you may obtain for your shares of our Class A Common Stock.

The DIP Facilities may be insufficient to fund our business operations, or may be unavailable to us if we do not comply with certain covenants.

REVLON, INC. AND SUBSIDIARIES

There can be no assurance that the revenue generated by our business operations and the cash made available to us under the DIP Facilities will be sufficient to fund our operations. There can be no assurance that additional financing would be available or, if available, offered on terms that are acceptable to us or the Bankruptcy Court. If, for one or more reasons, we need to and are unable to obtain such additional financing, our business and assets may be subject to liquidation under Chapter 7 and we may cease to continue as a going concern.

The DIP Facilities include affirmative and negative covenants applicable to us, including milestones related to the progress of the Chapter 11 Cases and compliance with a budget and maintenance of certain minimum liquidity. There can be no assurance that we will be able to comply with these covenants and meet our obligations as they become due or to comply with the other terms and conditions of the DIP Facilities. Any event of default under the DIP Facilities could imperil our ability to reorganize.

Additionally, limits on Products Corporation’s borrowing capacity under the DIP ABL Facility may affect our ability to finance our operations. At December 31, 2022, Products Corporation had $171.8 million in aggregate borrowings outstanding under the DIP ABL Facility. While the DIP ABL Facility provides for up to $270 million of revolving commitments, the Company’s ability to borrow funds under such facility is limited by a borrowing base determined relative to the value, from time-to-time, of certain eligible assets. Under the DIP ABL Facility, if the value of the Company's eligible assets is not sufficient to support the full borrowing base under the facility, Products Corporation will not have complete access to the entire commitment available under the facility, but rather would have access to a lesser amount as determined by the borrowing base. The applicable borrowers must prepay loans under the DIP ABL Facility to the extent that outstanding loans exceed its borrowing base.

As Products Corporation continues to manage its working capital (including its and its subsidiaries’ inventory and accounts receivable, which are significant components of the eligible assets comprising the borrowing base under the DIP ABL Facility), this could reduce the borrowing base under the DIP ABL Facility. Further, if Products Corporation borrows funds under the DIP ABL Facility, subsequent changes in the value or eligibility of the assets within the borrowing base could require Products Corporation to pay down amounts outstanding under such facility so that there is no amount outstanding in excess of the then-existing borrowing base.

If one or more lenders under the DIP ABL Facility are unable to fulfill their commitment to advance funds to Products Corporation under such facility, it would impact the Company’s liquidity and, depending upon the amount involved and the Company’s liquidity requirements, it could have an adverse effect on the Company’s ability to fund its operations, which could have a material adverse effect on the Company’s business, prospects, results of operations, financial condition and/or cash flows.

Recently, the Company’s working capital and borrowing base availability under the DIP ABL Facility has been negatively impacted by global supply chain issues which have affected the Company’s accounts receivable and inventory. These global supply chain issues have resulted from the COVID-19 pandemic and macroeconomic headwinds, and have led to the unavailability of raw materials and cost increases in raw materials, labor and transportation. Although the Company has taken actions to increase its liquidity, these global supply chain issues and other developments that may negatively affect the Company’s liquidity, such as the ongoing Russia-Ukraine conflict, may continue or recur in the future. Actions previously taken by the Company to address these issues, such as cost cutting, may have a negative effect on the future business and results of operations of the Company. There can be no assurance that these global supply chain issues and other developments will not impact the Company’s liquidity in the future. If the Company is unable to finance its business on either a short-term or long-term basis due to a decrease in borrowing capacity or liquidity, it could result in a material adverse effect on the Company’s business, prospects, results of operations, financial condition and/or cash flows.

At December 31, 2022, the Company had a liquidity position of $308.3 million, consisting of: (i) $249.3 million of unrestricted cash and cash equivalents (with approximately $94.6 million held outside the U.S.); (ii) $60.4 million in available borrowing capacity under the DIP ABL Facility (which had $41.8 million drawn at such date); and less (iii) approximately $1.4 million of outstanding checks. See Note 8, “Debt,” to the Company's Consolidated Financial Statements in this Form 10-K and “Recent Debt Transactions” in Item 7. “Combined Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

The Company's ability to service its debt and meet its cash requirements depends on many factors, including achieving anticipated levels of revenue and expenses. If such revenue or expense levels prove to be other than as anticipated, the Company may be unable to meet its cash requirements or Products Corporation may be unable to meet the requirements of

REVLON, INC. AND SUBSIDIARIES
the DIP Term Loan Facility and/or the DIP ABL Facility, which could have a material adverse effect on the Company's business, prospects, results of operations, financial condition and/or cash flows.

The Company currently expects that operating revenues, cash on hand, and funds that may be available for borrowing under the DIP ABL Facility and other permissible borrowings will be sufficient to enable the Company to cover its operating expenses for the first half of 2023, including: cash requirements for the payment of expenses in connection with executing the Company's business initiatives and its advertising, promotional, pricing and/or marketing plans; purchases of permanent wall displays; capital expenditure requirements; debt service payments and costs; cash tax payments; pension and other post-retirement plan contributions; payments in connection with the Company's restructuring programs (including, without limitation, the 2018 Optimization Program and the Revlon 2020 Restructuring Program (subsequently renamed during 2021 as RGGA, as hereinafter defined)); severance not otherwise included in the Company's restructuring programs; business and/or brand acquisitions (including, without limitation, through licensing transactions), if any; costs related to litigation; and payments in connection with discontinuing non-core business lines and/or exiting and/or entering certain territories and/or channels of trade. See Note 8, “Debt,” to the Company's Consolidated Financial Statements in this Form 2022 10-K and “Recent Debt Transactions” in Item 7. “Combined Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

However, if the Company's anticipated level of revenue is not achieved because of, for example, decreased consumer spending in response to challenging economic conditions or weakness in the consumption of beauty products in one or more of the Company's segments; adverse changes in tariffs, foreign currency exchange rates, foreign currency controls and/or government-mandated pricing controls; decreased sales of the Company's products as a result of increased competitive activities by the Company's competitors and/or decreased performance by third-party suppliers, whether due to shortages of raw materials or otherwise; changes in consumer purchasing habits, including with respect to retailer preferences and/or sales channels, such as due to the consumption declines in core beauty categories in the mass retail channel in North America; inventory management by the Company's customers; space reconfigurations or reductions in display space by the Company's customers; retail store closures in brick-and-mortar channels where the Company sells its products, as consumers continue to shift purchases to online and e-commerce channels; changes in pricing, marketing, advertising and/or promotional strategies by the Company's customers; less than anticipated results from the Company's existing or new products or from its advertising, promotional, pricing and/or marketing plans; or if the Company's expenses, including, without limitation, those for pension expense under its benefit plans, capital expenditures, restructuring and severance costs (including, without limitation, for the 2018 Optimization Program and the Revlon 2020 Restructuring Program (subsequently renamed during 2021 as RGGA)), acquisition and integration costs, costs related to litigation, advertising, promotional or marketing activities or for sales returns related to any reduction of space by the Company's customers, product discontinuances or otherwise, exceed the anticipated level of expenses, the Company's current sources of funds may be insufficient to meet its cash requirements. In addition, such developments, if significant, could reduce the Company's revenues and could have a material adverse effect on the DIP Facilities (See also Item 1A. Risk Factors - "The DIP Facilities may be insufficient to fund our business operations, or may be unavailable to us if we do not comply with certain covenants," which discusses, among other things, the consequences of noncompliance with Products Corporation's debt covenants under the DIP Facilities).

If the Company's operating revenues, cash on hand and/or funds that may be available for borrowing are insufficient to cover the Company's expenses and/or are insufficient to enable Products Corporation to comply with the requirements of the DIP Facilities, the Company could be required to adopt one or more of the alternatives listed below:

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

The Company may not be able to take any of these actions because of a variety of commercial or market factors or constraints in one or more of Products Corporation's various debt instruments, including, for example, additional capital contributions or loans not being available from affiliates and/or third parties, or that the transactions may not be permitted under the terms of one or more of Products Corporation's various debt instruments then in effect, such as due to restrictions on the

REVLON, INC. AND SUBSIDIARIES
incurrence of debt, incurrence of liens, asset dispositions and/or related party transactions. If the Company is required to take any of these actions, it could have a material adverse effect on its business, prospects, results of operations, financial condition and/or cash flows.

Such actions, if ever taken, may not enable the Company to satisfy its cash requirements or enable Products Corporation and its subsidiaries to comply with the terms of the DIP Facilities if the actions do not result in sufficient cost reductions or generate a sufficient amount of additional capital, as the case may be. (See also Item "Risk Factors - "The DIP Facilities may be insufficient to fund our business operations, or may be unavailable to us if we do not comply with certain covenants," which discusses, among other things, the consequences of noncompliance with Products Corporation's debt covenants under the DIP Facilities).

Risks Related to Securities to be Issued Under the Plan Generally

There is no public market for the securities to be issued under the Plan.

If the Plan is confirmed by the Bankruptcy Court, Reorganized Holdings is expected to emerge from Chapter 11 bankruptcy as a privately held company and its outstanding equity is expected to be cancelled. There will be no public market for the new common stock (the “New Common Stock”) or new warrants (the “New Warrants”) to be issued under the Plan and there can be no assurance as to the development or liquidity of any market for the New Common Stock, or New Warrants, or that such securities will be listed upon any national securities exchange or any over-the-counter market after the effective date. If a trading market does not develop, is not maintained, or remains inactive, holders of the New Common Stock and New Warrants may experience difficulty in reselling such securities or may be unable to sell them at all. Even if such a market were to exist, the price of such securities will depend upon many factors, including, without limitation, prevailing interest rates, markets for similar securities, industry conditions, and the performance of, and investor expectations for, Reorganized Holdings. Furthermore, persons to whom the New Common Stock or New Warrants are issued pursuant to the Plan may prefer to liquidate their investments rather than hold such securities on a long-term basis. Accordingly, the market price for such securities could decline and any market that does develop for such securities may be volatile.

The securities to be issued under the Plan will be subject to dilution.

The ownership percentage represented by the New Common Stock distributed on the effective date under the Plan will be subject to dilution from the equity issued in connection with the (i) Equity Rights Offering (including the Backstop Commitment Premium (as defined in this 2022 Form 10-K)), (ii) the management incentive plan, (iii) the exercise of the New Warrants, (iv) other post-emergence issuances and (v) the conversion of any options, warrants, convertible securities, exercisable securities, or other securities that may be issued post-emergence.

No dividends will be paid on the securities to be issued under the Plan.

Reorganized Holdings does not anticipate paying any dividends on the New Common Stock as it expects to retain any future cash flows for debt reduction and to support its operations. In addition, covenants in the documents governing Reorganized Holdings’ indebtedness may restrict its ability to pay cash dividends and may prohibit the payment of dividends and certain other payments. As a result, the success of an investment in the New Common Stock (including the New Common Stock issuable upon the exercise of the New Warrants) will depend entirely upon any future appreciation in the value of the New Common Stock. There is, however, no guarantee that the New Common Stock will appreciate in value or even maintain its initial value.

The New Common Stock and New Warrants to be issued under the Plan will be subordinated to the indebtedness of Reorganized Holdings.

In any future liquidation, dissolution, or winding up of Reorganized Holdings, the New Common Stock and the New Warrants will rank below all debt claims against Reorganized Holdings including claims under the definitive documents pertaining to the Exit Facilities (the "Exit Facilities Documents"). Therefore, holders of the New Common Stock and/or the New Warrants will not be entitled to receive any payment or other distribution of assets upon the liquidation, dissolution, or winding up of Reorganized Holdings until after all Reorganized Holdings’ obligations to its debt holders have been satisfied.

The ownership of the New Common Stock and/or New Warrants may be concentrated.

Certain holders of allowed claims are expected to acquire a significant ownership interest in the New Common Stock and/or New Warrants pursuant to the Plan. If such holders were to act as a group, such holders would be in a position to control the outcome of all actions requiring stockholder approval, including the election of directors, without the approval of other

REVLON, INC. AND SUBSIDIARIES
stockholders. This concentration of ownership could also facilitate or hinder a negotiated change of control of Reorganized Holdings and, consequently, have an impact upon the value of the New Common Stock and/or New Warrants.

Risks Related to Reorganized Holdings

We may be subject to claims that may not be discharged in the Chapter 11 Cases, which could have a material adverse effect on the financial condition and results of operations of Reorganized Holdings.

The Bankruptcy Code provides that the confirmation of a Chapter 11 plan of reorganization discharges a debtor from substantially all debts arising prior to confirmation. With few exceptions, all claims that arose prior to confirmation of the plan of reorganization (i) would be subject to compromise and/or treatment under the plan of reorganization and (ii) would be discharged in accordance with the Bankruptcy Code and the terms of the plan of reorganization. The Company currently faces the potential for numerous products liability claims brought by the Hair Relaxer Claimants. In late January, these claimants filed various motions seeking to extend the Claims Bar Date for such claims, or, in the alternative, leave to file late proofs of claims. On March 6, 2023, the Debtors filed a statement in response to these motions, which included a proposal to extend the Claims Bar Date for Hair Relaxer Claimants. On March 7, 2023, the Bankruptcy Court approved the relief sought in the Debtors’ response and entered an order extending the Claims Bar Date for Hair Relaxer Claimants to April 11, 2023. To be entitled to vote on the Plan, Hair Relaxer Claimants must file a simplified proof of claim by March 23, 2023. The Company believes that the claims raised by the Hair Relaxer Claimants are dischargeable and without merit. The Company is not currently aware of any material claims against a Debtor that would not be discharged in the Chapter 11 cases, however, any claims not ultimately discharged through a Chapter 11 plan of reorganization could be asserted against Reorganized Holdings and may have an adverse effect on our financial condition and results of operations on a post-reorganization basis.

Upon emergence from Chapter 11 bankruptcy, future liability claims could adversely affect the financial condition and results of operations of Reorganized Holdings.

Parties may assert in the future certain liability claims, including, but not limited to, claims related to the presence of talc in certain products sold by the Company and/or claims raised by the Hair Relaxer Claimants. While the Company believes that such claims do not have merit, such claims could cause reputational damage for the Company. Such claims could also result in liability that could adversely affect the business and financial results of Reorganized Holdings. It is not possible to predict with certainty the potential claims that Reorganized Holdings may face, nor the final resolution of such claims. The impact of any such claim on the business and financial stability of Reorganized Holdings could be adverse and material.

Upon emergence from Chapter 11 bankruptcy, Reorganized Holdings will be subject to risks related to its substantial indebtedness.

On the effective date, on a consolidated basis, it is expected that Reorganized Holdings will have total secured, outstanding indebtedness of approximately $1.8 billion, which is expected to consist of the Exit Facilities, as described above. This level of expected indebtedness and the funds required to service such debt could, among other things, make it difficult for Reorganized Holdings to satisfy its obligations under such indebtedness, increasing the risk that it may default on such debt obligations.

Reorganized Holdings’ earnings and cash flow may vary significantly from year to year. Additionally, Reorganized Holdings’ future cash flow may be insufficient to meet its debt obligations and commitments. Any insufficiency could negatively impact Reorganized Holdings’ business. A range of economic, competitive, business, and industry factors will affect Reorganized Holdings’ future financial performance and, as a result, its ability to generate cash flow from operations and to pay its debt. Many of these factors are beyond its control.

If Reorganized Holdings does not generate enough cash flow from operations to satisfy its debt obligations, it may have to undertake alternative financing plans, such as:

a.refinancing or restructuring debt;
b.selling assets;
c.reducing or delaying capital investments; or
d.seeking to raise additional capital.

It cannot be assured, however, that undertaking alternative financing plans, if necessary, would be possible on commercially reasonable terms, or at all, and allow Reorganized Holdings to meet its debt obligations. An inability to generate sufficient cash flow to satisfy its debt obligations or to obtain alternative financing could materially and adversely affect the Reorganized Holdings’ ability to make payments on the Exit Facilities, as well as Reorganized Holdings’ business, financial condition, results of operations, and prospects.

REVLON, INC. AND SUBSIDIARIES

“The Exit Facilities Documents”) will contain restrictions, limitations, and specific covenants that could significantly affect Reorganized Holdings’ ability to operate its business, as well as adversely affect its liquidity, and therefore could adversely affect its results of operations. These covenants are expected to restrict its ability (subject to certain exceptions) to: (i) incur additional indebtedness and guarantee indebtedness; (ii) pay dividends or make other distributions or repurchase or redeem capital stock; (iii) prepay, redeem, or repurchase certain debt; (iv) make loans and investments; (v) sell assets; (vi) incur liens; (vii) enter into transactions with affiliates; (viii) alter the businesses it conducts; (ix) enter into agreements restricting any restricted subsidiary’s ability to pay dividends; and (x) consolidate, merge, or sell all or substantially all of its assets.

As a result of these restrictive covenants in the Exit Facilities Documents, Reorganized Holdings may be:

a.limited in how it conducts its business;
b.unable to raise additional debt or equity financing;
c.unable to compete effectively or to take advantage of new business opportunities; or
d.limited or unable to make certain changes in its business and to respond to changing circumstances;

any of which could have a material adverse effect on its financial condition or results of operations.

Borrowings under the Exit Facilities Documents are at variable rates of interest and will expose Reorganized Holdings to interest rate risk, which could cause Reorganized Holdings’ debt service obligations to increase significantly. If interest rates increase, Reorganized Holdings’ debt service obligations on variable rate indebtedness would increase even though the amount borrowed remained the same, and its net income and cash flow available for capital expenditures and debt repayment would decrease. As a result, a significant increase in interest rates could have a material adverse effect on Reorganized Holdings’ financial condition.

Risks Related to the Company’s Industry, Business and Operations

The COVID-19 pandemic resulted in significantly decreased net sales for the Company particularly during 2020 and has had, and could continue to have, a significant adverse effect on the Company's business, results of operations, financial condition and/or cash flows.

The COVID-19 pandemic has had, and continues to periodically have, an adverse effect on the Company’s business around the globe, which could continue for the foreseeable future. These adverse conditions contributed to a significant decline in net sales within each of the Company’s reporting segments and regions worldwide, particularly in 2020. However, with the roll out of COVID-19 vaccinations in the United States in 2021 and the gradual easing of COVID-19 restrictions in 2021, the Company saw a gradual rebound in consumer spending and consumption in 2021. With the accelerated loosening of COVID-19 restrictions in 2022, the Company saw a robust rebound in consumer spending and consumption in 2022.

The COVID-19 pandemic has also caused the Company and various of its key third party suppliers to from time to time temporarily close or restrict operations at one or more of their manufacturing facilities which has resulted in a shortage of raw materials, components and finished products. These shortages have in turn caused the Company to be unable to ship products to retailers and consumers from time to time, which has adversely impacted the Company’s net sales. Also, if one or more of the Company’s key customers were required to close for an extended period, the Company might not be able to ship products to them and consumers may decrease their level of purchasing activity, which would adversely impact the Company’s net sales. In addition, U.S. and/or foreign governmental authorities may from time to time recommend or impose other measures, such as China's former Zero Covid Policy, that could cause significant disruptions to the Company’s business operations in the regions most impacted by the coronavirus. The continuation of any of the foregoing events or other unforeseen consequences of the COVID-19 pandemic would significantly adversely affect the Company’s business, results of operations, financial condition and/or cash flows. The Company continues to closely monitor the associated impacts of COVID-19, including the impacts of any new variants of COVID-19 and subsequent “waves” of the pandemic, and will take appropriate actions in an effort to mitigate the COVID-19 pandemic’s negative effects on the Company’s operations and financial results.

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

The Company produces a substantial portion of its products at its Oxford, North Carolina facility. Significant unscheduled downtime or a reduction in capacity at this facility, or at other Company facilities and/or third-party facilities at which the Company's products are manufactured, whether due to the impact of the Company's Chapter 11 Cases and related vendor

REVLON, INC. AND SUBSIDIARIES
negotiations or to equipment breakdowns, power failures, natural disasters (due to climate change or otherwise), pandemics (including COVID-19), weather conditions hampering delivery schedules, shortages of raw materials and products, technology disruptions or other disruptions, including those caused by transitioning manufacturing across these facilities, or any other cause could have a material adverse effect on the Company's ability to provide products to its customers, which could have a material adverse effect on the Company's sales, business, prospects, reputation, results of operations, financial condition and/or cash flows. For example, as of December 31, 2022, the Oxford, North Carolina facility was operating at 44% of its production utilization. Additionally, if product sales exceed the Company's forecasts, internal or third-party production capacities and/or the Company's ability to procure sufficient levels of finished goods, raw materials and/or components from third-party suppliers, the Company could, from time-to-time, not have an adequate supply of products to meet customer demand, which could have a material adverse effect on the Company's business, prospects, reputation, results of operations, financial condition and/or cash flows.

Volatility in costs, along with delays and disruptions in the supply of materials and services, as a result of the recent global supply chain disruptions, could have a material adverse effect on the Company's business, prospects, results of operations, financial condition and/or cash flows.

The Company purchases raw materials, including essential oils, alcohols, chemicals, containers and packaging components, from various third-party suppliers. Substantial cost increases delays and the unavailability of raw materials or other commodities, as a result of ongoing vendor negotiations during the Chapter 11 Cases and continued global supply chain disruptions, and higher costs for energy, transportation and other necessary services have adversely affected and may continue to adversely affect the Company’s profit margins if it is unable to wholly or partially offset them, such as by achieving cost efficiencies in its supply chain, manufacturing and/or distribution activities. In addition, the Company purchases certain finished goods, raw materials, packaging and other components from single-source suppliers or a limited number of suppliers and if the Company is required to find alternative sources of supply, these new suppliers may have to be qualified under applicable industry, governmental and Company-mandated vendor standards, which can require additional investment and be time-consuming. Any significant disruption to the Company’s manufacturing or sourcing of products or raw materials, packaging and other components for any reason (including the continued global supply chain disruptions) could materially impact the Company’s inventory levels and interrupt and delay the Company’s supply of products to its retail customers.

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

REVLON, INC. AND SUBSIDIARIES
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
•continued global supply chain disruptions and difficulty in procuring raw materials could delay the Company’s development or introduction of new products or require the Company to make unexpected changes to its products;
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

Walmart and its affiliates worldwide accounted for approximately 14% of the Company’s worldwide net sales in both 2022 and 2021. The Company expects that, for future periods, Walmart and a small number of other customers will, in the aggregate, continue to account for a large portion of the Company's net sales. The Company may be affected by changes in the policies and demands of its customers relating to service levels, inventory de-stocking, pricing, marketing, advertising and/or promotional strategies or limitations on access to wall display space. As is customary in the consumer products industry, none of the Company's customers is under any obligation to continue purchasing products from the Company in the future.

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

A decrease in consumer demand in the U.S. and/or internationally for beauty products, including as a result of inventory management by the Company's customers, changes in pricing, marketing, advertising and/or promotional strategies by the Company's customers (such as the development and/or continued expansion of private label or their own store-owned brands), a reduction in display space by the Company's customers, store closures in the brick-and-mortar channels where the Company sells its products, as consumers continue to shift purchases to online and e-commerce channels and/or a change in consumers’ purchasing habits, such as with respect to retailer preferences and/or sales channels, could result in decreased sales of the Company's products, which could have a material adverse effect on the Company's business, prospects, results of operations, financial condition and/or cash flows.

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

Additionally, the Company's major customers periodically assess the allocation of display space among competitors and in the course of doing so could elect to reduce the display space allocated to the Company's products, if, for example, the Company's marketing, promotional, advertising and/or pricing strategies for its new and/or existing products are less effective than planned, fail to effectively reach the targeted consumer base, fail to engender the desired consumption of the Company's products by consumers and/or fail to sustain productive levels of consumption dollar share and/or the rate of purchases by the Company's consumers are not as high as the Company anticipates. Among the factors used by the Company’s major customers in assessing the allocation of display space is a brand’s share of the color cosmetics category. The Company's color cosmetics

REVLON, INC. AND SUBSIDIARIES
brands have experienced, over time, year-over-year declines in their share of the color cosmetics category in the U.S. and it is possible that the Company may continue to experience further share declines. Further declines in the Company's share for one or more of its principal brands could, among other things, contribute to the additional loss of display space and/or decreased revenues. Any significant loss of display space could have a material adverse effect on the Company's business, prospects, results of operations, financial condition and/or cash flows.

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

The Company's Fragrances segment has license agreements to manufacture, market and distribute a number of heritage and designer fragrance products, including those of (i) Juicy Couture, John Varvatos and AllSaints in prestige fragrances; (ii) Britney Spears, Christina Aguilera, Elizabeth Taylor, and Jennifer Aniston in celebrity fragrances; and (iii) Ed Hardy, Lucky Brand and Geoffrey Beene in mass fragrances. In 2022, the Company's Fragrances segment derived approximately 75% of its net sales from heritage and designer fragrance brands. The demand for these products is affected by general economic conditions, and, to some extent, dependent on the appeal to consumers of the particular designer or talent and the designer’s or talent’s reputation. The Company also cannot assure that the owners of the trademarks that it licenses can or will successfully maintain their intellectual property rights. If other parties infringe on the intellectual property rights that the Company licenses, the value of such brands in the marketplace may be diluted. To the extent that the heritage or designer fragrance category or a particular designer or talent ceases to be appealing to consumers or a designer’s or talent’s reputation is adversely affected, sales of the related products and the value of the impacted brands could decrease materially, which could have a material adverse effect on the Company’s business, prospects, results of operations, financial condition and/or cash flows.

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

REVLON, INC. AND SUBSIDIARIES
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

REVLON, INC. AND SUBSIDIARIES
The Company's success depends, in part, on the quality, efficacy and safety of its products.

The Company's success depends, in part, on the quality, efficacy and safety of its products. If the Company's products are found or alleged to be defective or unsafe, or if they fail to meet customer or consumer standards, the Company's relationships with its customers or consumers could suffer, the appeal of one or more of the Company's brands could be diminished and the Company could lose sales and/or become subject to liability claims, any of which could have a material adverse effect on the Company's business, prospects, results of operations, financial condition and/or cash flows. For example, the Company is named in lawsuits alleging product liability issues, all of which the Company believes are without merit and defends against vigorously, however, the outcome and impact of these lawsuits, which include cases based on the presence of talc in certain products and cases involving chemical hair straightening and hair relaxing products sold by the Company, cannot be predicted with certainty.

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

Continuing to execute the Company's business initiatives largely depends on the Company’s ability to attract, hire and retain its senior management team, other key employees and a highly skilled and diverse workforce, as well as effectively implement succession planning for its senior management team. The Company has recently experienced increased employee attrition and labor shortages primarily due to COVID-19 and the Company's Chapter 11 Cases. The Company's failure to adequately address increased employee turnover or to maintain an adequate succession plan to effectively transition current management leadership positions and/or the Company’s failure to attract, hire and retain its senior management team, other key employees and a highly skilled and diverse workforce could adversely affect the Company’s institutional knowledge base and/or competitive advantage. If the Company is unable to attract, hire and/or retain talented and highly qualified senior management, other key employees and/or a highly skilled and diverse workforce, or if the Company is unable to effectively provide for the succession of its senior management team, the Company’s business, prospects, results of operations, financial condition and/or cash flows could be adversely affected.

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

REVLON, INC. AND SUBSIDIARIES
The Company may not realize the cost reductions and other benefits that it expects from its various restructuring programs that may be in effect from time to time, which could have a material adverse effect on the Company's business, prospects, results of operations, financial condition and/or cash flows.

From time to time, the Company implements restructuring programs, such as the RGGA (such programs as may be in effect from time to time being referred to as “Restructuring Programs”) that are generally designed to streamline the Company’s operations, reporting structures and business processes, with the objective of maximizing productivity and improving profitability, cash flows and liquidity. Events and circumstances may occur that are beyond the Company’s control, such as delays caused by third parties and unexpected costs, could result in the Company not realizing all of the anticipated cost reductions and benefits or the Company not realizing the cost reductions or other benefits on its expected timetable. In addition, changes in foreign exchange rates, commodity costs and/or in tax, labor or other laws may result in the Company not achieving the anticipated cost reductions and benefits, as measured in U.S. dollars. If the Company is unable to realize the Restructuring Programs’ cost reduction objectives and other benefits, the Company’s ability to fund other initiatives and enhance its profitability may be adversely affected. In addition, some of the actions that the Company is taking in furtherance of the Restructuring Programs may become a distraction for the Company’s managers and employees and may disrupt the Company’s ongoing business operations; cause deterioration in employee morale which may make it more difficult for the Company to retain or attract qualified employees; disrupt or weaken the Company’s internal control structures; and/or give rise to negative publicity which could affect the Company’s business reputation. If the Company is unable to successfully implement the Restructuring Programs, in whole or in part, in accordance with the Company’s expectations, it could adversely affect its business, prospects, results of operations, financial condition and/or cash flows. For additional information regarding the 2018 Optimization Program and the 2020 Restructuring Program, refer to Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Restructuring charges and other, net.” For additional information regarding the RGGA, see Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Revlon Global Growth Accelerator Program.”

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

As of December 31, 2022, the Company had operations based in 25 foreign countries and its products were sold in approximately 150 countries. The Company is exposed to risks associated with social, political and economic conditions, inherent in operating in foreign countries, including those in Asia (such as China's previously enacted Zero Covid Policy, Australia, Canada, Eastern Europe), Mexico, South Africa and South America (such as Argentina), which could have a material adverse effect on the Company's business, prospects, results of operations, financial condition and/or cash flows. Such risks include inflation, foreign currency devaluation, tariffs, foreign currency controls, government-mandated pricing controls, currency remittance restrictions, changes in tax laws, changes in consumer purchasing habits (including as to retailer preferences) and changes in regulations enacted to address the impacts of COVID-19 and climate change, as well as, to a lesser extent, changes in U.S. laws and regulations relating to foreign trade, investment and climate change.

The U.S. and the other countries in which the Company’s products are manufactured or sold have imposed and may impose additional duties, tariffs and other retaliatory or trade protection measures, or other restrictions or regulations, including regulations enacted to address the impacts of COVID-19 and climate change, or may adversely adjust prevailing quota, duty or tariff levels, which can affect the cost and availability of materials that the Company uses to manufacture and package its products and the sale of finished products. For example, the E.U. has imposed tariffs on certain beauty products imported from the U.S., which would impact the sale in the E.U. of certain of the Company’s more prestige products that are manufactured in the U.S. Similarly, the tariffs imposed by the U.S. on goods and materials from China would impact any materials that the Company imports from that region for use in manufacturing or packaging in the U.S. Measures that the Company could be required to take to reduce the impact of tariff increases or trade restrictions, including shifts of production among countries and manufacturers, geographical diversification of the Company’s sources of supply, adjustments in product or packaging design and fabrication, or increased prices, could increase the Company’s costs and delay the Company’s time to bring its products to shelf. Other governmental actions related to tariffs or international trade agreements have the potential to adversely impact demand for the Company’s products, production costs, retail customers and suppliers. These risks, which could increase the Company’s costs and reduce the Company’s net sales and profitability, could have a material adverse effect on the Company’s business, prospects, results of operations, financial condition and/or cash flows.

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

The Company's net sales outside of the U.S. for each of 2022 and 2021 represented approximately 54% and 53% of the Company's total consolidated net sales, respectively. Fluctuations in foreign currency exchange rates negatively affected the Company's results of operations and the value of the Company's foreign net assets in 2022 and they may adversely affect the Company's results of operations and the value of the Company's foreign net assets in future periods, which in turn could cause a material adverse effect on the Company's reported net sales and earnings and the comparability of period-to-period results of operations.

Products Corporation may, from time to time, enter into foreign currency forward exchange contracts to hedge certain net cash flows denominated in foreign currencies. The foreign currency forward exchange contracts may, from time to time, be entered into primarily for the purpose of hedging anticipated inventory purchases and certain intercompany payments denominated in foreign currencies and generally have maturities of less than one year. At December 31, 2022, the notional amount of Products Corporation's foreign currency forward exchange contracts was nil. These foreign currency forward exchange contracts may not adequately protect the Company against the negative effects of foreign currency fluctuations, which could adversely affect the Company's overall liquidity.

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

Russia’s recognition of two separatist republics in the Donetsk and Luhansk regions of Ukraine and subsequent military action against Ukraine have led to an unprecedented expansion of sanction programs imposed by the United States, the European Union, the United Kingdom, Canada, Switzerland, Japan and other countries against Russia, Belarus, the Crimea Region of Ukraine, the so-called Donetsk People’s Republic and the so-called Luhansk People’s Republic. The situation is rapidly evolving as a result of the conflict in Ukraine, and the United States, the European Union, the United Kingdom and other countries may implement additional sanctions, export controls or other measures against Russia, Belarus and other countries, regions, officials, individuals or industries in the respective territories. Such sanctions and other measures, as well as the existing and potential further responses from Russia or other countries to such sanctions, tensions and military actions, could adversely affect the global economy and financial markets and could adversely affect our business, financial condition and results of operations.

REVLON, INC. AND SUBSIDIARIES

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

The withdrawal of the U.K. from the European Union and developments related to such withdrawal, or the perception that any related developments could occur, have had and may continue to have a material adverse effect on global economic conditions and financial markets, and may significantly reduce global market liquidity, restrict the ability of key market participants to operate in certain financial markets, affect trade between the U.K. and the European Union, or restrict our access to capital. For example, potential new restricted economic terms or additional bureaucratic requirements in free trade between the U.K. and the European Union, such as new customs or regulatory checks, including rules of origin and stringent local content requirements, could negatively impact fulfillment times, increase our costs, result in a decrease in sales, or cause us to lose customers in the European Union and the U.K. Similar adverse consequences could occur if regions such as Catalonia, where the Company's Spain businesses are headquartered, eventually succeed in withdrawing from their parent country. For the year ended December 31, 2022, approximately 4% of the Company's net sales were in the U.K. and approximately 12% of the Company's net sales were in the European Union. Any of these factors could have a material adverse effect on the Company’s business, prospects, results of operations, financial condition and/or cash flows.

Terrorist attacks, acts of war or military actions and/or other civil unrest may adversely affect the territories in which the Company operates and the Company's business, prospects, results of operations, financial condition and/or cash flows.

On September 11, 2001, the U.S. was the target of terrorist attacks of unprecedented scope. These attacks contributed to major instability in the U.S. and other financial markets and reduced consumer confidence. These terrorist attacks, as well as subsequent terrorist attacks (such as those that have occurred in Berlin, Germany; Nice, France; Orlando, Florida; Istanbul, Turkey; Brussels, Belgium; Paris, France; Benghazi, Libya; Madrid, Spain; London, England and the attack on the U.S. embassy in Baghdad, Iraq and the U.S.'s military response to such attack), attempted terrorist attacks, military responses to terrorist attacks, other military actions and/or civil unrest, such as that occurring in France, the Ukraine, Venezuela, Turkey, Syria, Iraq and surrounding areas may adversely affect prevailing economic conditions, resulting in work stoppages, reduced consumer spending and/or reduced demand for the Company's products. These developments subject the Company's worldwide operations to increased risks and, depending on their magnitude, could reduce the Company's net sales and therefore could have a material adverse effect on the Company's business, prospects, results of operations, financial condition and/or cash flows.

Declines in the financial markets may result in increased pension expense and increased cash contributions to the Company's pension plans.

Declines in the U.S. and global financial markets, could result in significant declines in the Company's pension plan assets and result in increased pension expense and cash contributions to the Company's pension plans. Interest rate levels will affect the discount rate used to value the Company's year-end pension benefit obligations. One or more of these factors, individually

REVLON, INC. AND SUBSIDIARIES
or taken together, could impact future required cash contributions to the Company's pension plans and pension expense. Any one or more of these conditions could reduce the Company's available liquidity, which could have a material adverse effect on the Company's business, prospects, results of operations, financial condition and/or cash flows.

Extreme weather conditions and natural disasters due to climate change or otherwise could have a material adverse effect on the Company's business, prospects, results of operations, financial condition and/or cash flows.

Extreme weather conditions due to climate change or otherwise that impact the retail store locations of the Company’s customers, or the locations of the Company’s manufacturing facilities, distribution centers, overseas offices, third-party suppliers and/or other vendors could disrupt the supply and shipment of the Company’s products to consumers, which could have a material adverse effect on the Company's sales, business, prospects, results of operations, financial condition and/or cash flows. Moreover, natural disasters due to climate change or otherwise, such as tornadoes, fires, hurricanes, tsunamis or earthquakes, whether occurring in the U.S. or abroad, and their related consequences and effects, including energy shortages and public health issues, could result in economic instability and/or disruptions to the Company’s operations and/or the operations of the Company’s retail customers, distributors, third-party-suppliers and other vendors, which could have a material adverse effect on the Company's sales, business, prospects, results of operations, financial condition and/or cash flows.

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

Disruptions to or breaches of the Company's information technology systems, and the potential failure to adequately detect or resolve such interruptions or breaches in a timely manner, may have a material adverse effect on the Company's

REVLON, INC. AND SUBSIDIARIES
business operations, prospects, results of operations and, financial condition which could lead to reputational damage and significant liabilities.

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

REVLON, INC. AND SUBSIDIARIES
damages, which could have a material adverse effect on the Company's business, prospects, results of operations, financial condition and/or cash flows.

Further, the Company is subject to an evolving body of federal, state and non-U.S. laws, rules, regulations, guidelines and principles regarding data privacy and security. Several governments, including the E.U., have regulations dealing with the collection and use of personal information obtained from their citizens, and regulators globally are also imposing greater monetary fines for privacy violations. For example, the UK General Data Protection Regulation (the “UK GDPR”) and the European Union’s General Data Protection Regulation (the “GDPR”) each allows for a private right of action, imposes stringent data protection requirements on companies that offer goods or services to, or monitor the behavior of, individuals in the United Kingdom or the European Economic Area, as applicable. The UK GDPR and the GDPR establishes a robust framework of data subjects’ rights and imposes onerous accountability obligations on companies, with penalties for noncompliance of up to the greater of 17.5 million British pounds or 20 million euros, respectively, or 4% of annual global revenue.

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

In December 2017, President Donald Trump signed into law the Tax Cuts and Jobs Act (“TCJA”) that significantly reformed the Internal Revenue Code of 1986, as amended (the “Code”). The TCJA, among other things, includes changes to U.S. federal tax rates, imposes significant additional limitations on the deductibility of certain expenses and adds certain limitations to the use of net operating loss carryforwards arising after December 31, 2017. Beginning in 2022, the TCJA required all U.S. companies to capitalize, and subsequently amortize research and experimental (“R&E”) expenses that fall within the scope of Section 174. We have accounted for the effects of the R&E capitalization, based on interpretation of the law as currently enacted. In addition, when the taxpayer calculates the adjusted taxable income for purposes of Section 163(j) business interest limitation calculation, depreciation, amortization and depletion expense are no longer added back to calculate the adjusted taxable income for tax years starting January 1, 2022.

On August 16, 2022, the Inflation Reduction Act (“IRA”) was signed into law in the United States. Among other provisions, the IRA includes a 15% corporate alternative minimum tax rate applicable for our fiscal 2024 taxable year and a 1% federal excise tax on corporate stock repurchases made after December 31, 2022. We do not expect the IRA to have a material impact on our financial condition, results of operations, or cash flows.

REVLON, INC. AND SUBSIDIARIES

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The following table sets forth, as of December 31, 2022, the Company's major manufacturing, research and development and warehouse/distribution facilities by the segment that each facility primarily operates in, all of which are owned by the Company, except where otherwise noted.

Location	Segment(s)	Use	Approximate Floor Space Sq. Ft.
Oxford, North Carolina	Revlon, Portfolio, Elizabeth Arden, Fragrances	Manufacturing, warehousing, distribution and office (a)	1,012,000
Jacksonville, Florida	Revlon, Portfolio	Manufacturing, warehousing, distribution and office (a) (b)	731,000
Salem, Virginia	Elizabeth Arden	Warehousing and distribution (leased)	482,000
Roanoke, Virginia	Elizabeth Arden	Warehousing and distribution (leased)	399,000
Mississauga, Canada	Revlon	Warehousing, distribution and office (leased)	195,000
Tarragona, Spain	Portfolio, Elizabeth Arden, Fragrances	Manufacturing, warehousing, distribution and office	175,000
Bologna, Italy	Revlon, Portfolio	Manufacturing, warehousing, distribution and office	137,000
Queretaro, Mexico	Portfolio, Elizabeth Arden	Manufacturing, warehousing, distribution and office	128,000
Canberra, Australia	Revlon	Warehousing and distribution	125,000
Edison, New Jersey	Revlon, Portfolio, Elizabeth Arden	Research and development and office (leased)	99,000
Rietfontein, South Africa	Revlon	Warehousing, distribution and office (leased)	118,000
Isando, South Africa	Revlon	Manufacturing, warehousing, distribution and office	94,000
Stone, United Kingdom	Revlon	Warehousing and distribution (leased)	92,000
(a)Property subject to liens under the 2016 Credit Agreements.
(b)Owned: 512,000 Sq. Ft.; Leased: 219,000 Sq. Ft.

In addition to the facilities described above, the Company owns and leases additional facilities in various areas throughout the world, including the lease of the Company's offices in New York, New York (approximately 107,000 square feet) and the office lease in Cornella, Spain (approximately 89,000 square feet). Effective February 2023, the Company moved into a smaller leased office space in New York, NY (approximately 69,000 square feet). Effective March 2023, the Court approved the rejection of the New York office lease at One New York Plaza, New York, NY 10004. Management considers the Company's facilities to be well-maintained and satisfactory for the Company's operations, and believes that the Company's facilities and third-party contractual supplier arrangements provide sufficient capacity for its current and expected production requirements.

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

REVLON, INC. AND SUBSIDIARIES

Chapter 11 Bankruptcy

On the Petition Date, the Debtors filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. The information contained in Note 1-General-Going Concern of the notes to the consolidated financial statements is incorporated herein by reference. As a result of such Chapter 11 bankruptcy filing, substantially all proceedings pending against the Debtors have been stayed. These matters will be subject to resolution in accordance with the Bankruptcy Code and applicable orders of the Bankruptcy Court.

As part of the Chapter 11 Cases, parties believing that they have claims or causes of action against the Debtors could file proofs of claim evidencing such claims. Pursuant to an order entered by the Bankruptcy Court, all proofs of claim were to be filed with the Bankruptcy Court by October 24, 2022 (the "Claims Bar Date"), except for claims by Governmental units, which were to be filed with the Bankruptcy Court by December 12, 2022, and Hair Relaxer Claimants, which are to be filed with the Bankruptcy Court by April 11, 2023. The filed claims have been or are being reconciled to amounts recorded in liabilities subject to compromise in our consolidated balance sheet. The Debtors may ask the Bankruptcy Court to disallow claims that the Debtors believe are duplicative, have been later amended or superseded, are without merit, are overstated or should be disallowed for other reasons. In addition, as a result of this process, the Debtors may identify additional liabilities that will need to be recorded or reclassified to liabilities subject to compromise. In light of the substantial number of claims filed, the claims resolution process may take considerable time to complete and likely will continue after the Debtors emerge from bankruptcy.

Adversary Complaints

August 12, 2022 Adversary Complaint

On August 12, 2022, Citi filed an Adversary Complaint (the “August 12, 2022 Adversary Complaint”) against Revlon, Inc., Products Corporation, and several of Products Corporation’s subsidiaries in the U.S. Bankruptcy Court for the Southern District of New York, Case No. 22-10760-dsj [Docket No. 373]. The August 12, 2022 Adversary Complaint arises out of the District Court’s judgment entered on February 16, 2021 in the Citibank Litigation described elsewhere in this 2022 Form 10-K. Because the Second Circuit vacated the District Court’s judgment and remanded the case for further proceedings (In re Citibank August 11, 2020 Wire Transfers, No. 21-487 (2d Cir. 2022)), the parties agreed to stay the adversary proceeding pending disposition of the District Court litigation. On February 21, 2023, the District Court so ordered the Joint Stipulation and Order for Voluntary Dismissal of Adversary Proceeding, dismissing the adversary proceeding in its entirety.

October 31, 2022 Adversary Complaint

On October 31, 2022, a group of lenders under the 2016 Term Loan Agreement filed an Adversary Complaint against Revlon, Inc., Products Corporation, several of Products Corporation’s subsidiaries, and several of Products Corporation’s contractual counterparties, including Jefferies Finance LLC, Jefferies LLC, and several lenders under the 2020 BrandCo Credit Agreement and certain financial institutions that are lenders or the affiliates of lenders under Products Corporation’s 2016 Term Loan Agreement, in the U.S. Bankruptcy Court for the Southern District of New York (the “October 31, 2022 Adversary Complaint”), Case No. 22-10760-dsj [Docket No. 956].

The October 31, 2022 Adversary Complaint alleges various spurious causes of action, stemming from various alleged breaches of the provisions of the 2016 Term Loan Agreement, including claims for breach of contract, declaratory judgment, breach of the implied covenant of good faith and fair dealing, conversion, aiding and abetting conversion, unjust enrichment, equitable subordination, tortious interference with contract, and constructive trust. The October 31, 2022 Adversary Complaint seeks various forms of relief, including declaratory relief, specific performance, rescission of certain existing agreements, injunctive relief, damages, costs and expenses, attorneys’ fees, and pre-judgment interest.

On December 5, 2022, in response to the October 31, 2022 Adversary Complaint, the Company filed a motion to dismiss, asking the Bankruptcy Court to dismiss the claims against the Company on the bases that: (i) such claims are derivative and the plaintiffs lack standing to pursue them, (ii) such claims are not permissible under New York law or the Bankruptcy Code, (iii) entering into the previously disclosed August 2019 senior secured term loan facility by and among the Company, Products Corporation, certain affiliated funds, investment vehicles or accounts managed or advised by Ares Management LLC, as lender and Wilmington Trust, National Association, as administrative and collateral agent (the "2019 Term Loan Facility" or the "2019 Term Loan Agreement) did not violate the 2016 Term Loan Agreement, and (iv) such claims fail to state viable tort or quasi-contract claims under New York law. Jefferies and the BrandCo Lenders also filed motions to dismiss the October 31, 2022 Adversary Complaint.

On the same day, the Company also filed an Answer and Counterclaims in response to the October 31, 2022 Adversary Complaint, in which the Company requested a declaratory judgment that, among other things, the plaintiffs are not entitled to

REVLON, INC. AND SUBSIDIARIES

the relief they are seeking in connection with the 2019 Term Loan Facility, the 2020 BrandCo Credit Agreement, or any other equitable relief under New York Law and the Bankruptcy Code.

A hearing on the Company’s motion to dismiss was held on February 2, 2023, and on February 14, 2023, the Bankruptcy Court granted the motion to dismiss as to all claims against the Company and all of the October 31, 2022 Adversary Complaint claims for equitable relief. With respect to the non-Company defendants, the Bankruptcy Court directed all parties to file letters on or before February 15, 2023 concerning whether the standing grounds on which the Bankruptcy Court’s decision was based apply to the remaining causes of action as against the non-Company defendants, and the parties filed such letters on the Bankruptcy Court’s docket on February 15, 2023. A trial was scheduled to begin on March 6, 2023.

Due to the global settlement embodied in the Plan, the parties have agreed that the adversary proceeding will be stayed pending confirmation of the Plan, at which point the Debtors anticipate that the adversary proceeding will be dismissed with prejudice through the Bankruptcy Court’s order confirming the Plan and/or a separate order entered on the adversary proceeding’s docket. The parties’ agreement is also reflected in the So Ordered Stipulation and Order Signed on 2/27/2023 Staying the Adversary Proceeding and Dismissing the Complaint Upon the Plan Effective Date, Case No. 22-01167-dsj [Docket No. 130].

Item 4. Mine and Safety Disclosures

Not applicable.

REVLON, INC. AND SUBSIDIARIES
(all tabular amounts in millions, except share and per share amounts)
PART II - OTHER INFORMATION

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

NYSE Delisting and Transfer to the Over-the-Counter ("OTC") Market

Revlon’s only class of capital stock outstanding at December 31, 2022 was its Class A Common Stock, with a par value of $0.01 per share. At December 31, 2022, MacAndrews & Forbes, which is beneficially owned by Ronald O. Perelman, beneficially owned 46,223,321 shares of Class A Common Stock. As a result, at December 31, 2022, Mr. Perelman, indirectly through MacAndrews & Forbes, beneficially owned approximately 85.1% of the issued and outstanding shares of Revlon's Class A Common Stock, which represented approximately 85.1% of the voting power of Revlon’s capital stock. The remaining 8,078,680 shares of Class A Common Stock that were issued and outstanding at December 31, 2022 were owned by the public. Under the terms of the Plan and Restructuring Support Agreement and subject to approval of the Plan by the Bankruptcy Court, the Company is expected to emerge from Chapter 11 bankruptcy as a privately held company and its outstanding equity is expected to be cancelled.

On June 16, 2022, the Company received a letter from the staff of NYSE Regulation that it had determined to commence proceedings to delist the Class A Common Stock of the Company from the NYSE in light of the Company’s disclosure on June 15, 2022 that it and certain of its subsidiaries had commenced voluntary petitions for reorganization under Chapter 11. The Company appealed the NYSE’s delisting decision in a timely manner and the NYSE completed its review on October 13, 2022. On October 20, 2022, the NYSE informed the Company, and publicly announced its determination following such appeal, that the Company’s Class A Common Stock was no longer suitable for listing on the NYSE and the NYSE suspended trading in the Company’s Class A Common Stock after the market close on October 20, 2022. On October 21, 2022, the NYSE applied to the SEC pursuant to Form 25 to remove the Class A Common Stock of the Company from listing and registration on the NYSE at the opening of business on November 1, 2022. As a result of the suspension and delisting, the Company's Class A Common Stock began trading exclusively on the OTC market on October 21, 2022 under the symbol “REVRQ.” Over-the counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

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
COMBINED MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)
Item 7. Combined Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis should be read in conjunction with the Company’s consolidated financial statements and related notes and the section entitled “Forward-Looking Statements” of this 2022 Form 10-K. As discussed in more detail in the Section entitled “Forward-Looking Statements,” this discussion contains forward-looking statements, which involve risks and uncertainties.

Recent Developments

Voluntary Reorganization under Chapter 11

On June 15, 2022, the Debtors filed voluntary petitions for reorganization under Chapter 11 of the Bankruptcy Code. Since the Petition Date, the Debtors have operated their businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court.

As previously disclosed by the Company, the filing of the Bankruptcy Petitions constituted an event of default that accelerated the Company’s obligations under the following debt instruments:

•Term Loan Agreement, dated as of September 7, 2016 (as amended, the "2016 Term Loan Agreement" or the "2016 Term Loan Facility"), by and among Products Corporation, Revlon, certain lenders party thereto and Citibank, N.A., as administrative agent and collateral agent, related to $872.4 million outstanding aggregate principal amount of loans;

•Asset-Based Revolving Credit Agreement, dated as of September 7, 2016 (as amended, the “Amended 2016 Revolving Credit Agreement” or the "Amended 2016 Revolving Credit Facility"), by and among Products Corporation, certain local borrowing subsidiaries from time to time party thereto, Revlon, certain lenders party thereto and MidCap Funding IV Trust, as administrative agent and collateral agent, related to $289.0 million outstanding aggregate principal amount of loans, consisting of $109.0 million of Tranche A revolving loans, $50.0 million of Tranche B first-in, last-out term loans (the "2020 ABL FILO Term Loan Facility") and $130.0 million of loans under the Company's senior secured second-in, second-out term loan facility (the "SISO Term Loan Facility");

•BrandCo Credit Agreement, dated as of May 7, 2020 (as amended, the “2020 BrandCo Credit Agreement” or "2020 BrandCo Facilities"), by and among Products Corporation, Revlon, the other loan parties and lenders party thereto and Jefferies Finance LLC, as administrative agent, related to $1,878.0 million outstanding aggregate principal amount of loans; and

•Indenture, dated as of August 4, 2016 (as amended, the "6.25% Senior Notes Indenture"), between Products Corporation and U.S. Bank National Association, as Trustee, governing the 6.25% Senior Notes which mature on August 1, 2024, of which $431.3 million aggregate principal amount were outstanding.

The debt instruments set forth above provide that as a result of the Bankruptcy Petitions, the principal and interest due thereunder shall be immediately due and payable. Any efforts to enforce such payment obligations under the debt instruments set forth above are automatically stayed as a result of the Bankruptcy Petitions, and the creditors’ rights of enforcement in respect of the debt instruments set forth above are subject to the applicable provisions of the Bankruptcy Code. In addition, the filing of the Bankruptcy Petitions and resulting event of default under the debt instruments set forth above constituted an event of default under the Asset-Based Term Loan Credit Agreement, dated as of March 2, 2021 (as amended, the “2021 Foreign Asset-Based Term Agreement”) by and among Revlon Finance LLC, as the borrower, the guarantors party thereto, the lenders party thereto, and Blue Torch Finance LLC, as administrative agent and collateral agent. The 2021 Foreign Asset-Based Term Agreement lenders agreed not to enforce remedies, subject to the terms and conditions of a forbearance agreement, and the 2021 Foreign Asset-Based Term Agreement was subsequently repaid in full and discharged.

The Debtors obtained requested relief from the Bankruptcy Court that enables the Debtors to maintain business-as-usual operations and uphold their respective commitments to their stakeholders, including employees, customers, and vendors during the restructuring process, subject to the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code. While the Chapter 11 Cases are pending, the Debtors have not made, and do not anticipate making interest payments due under the majority of their debt instruments; however, the Debtors expect to pay interest payments in full as they come due under the DIP Facilities and certain other senior secured debt instruments.

REVLON, INC AND SUBSIDIARIES
COMBINED MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)
DIP Facilities

Prior to the commencement of the Chapter 11 Cases, the Company secured commitments to enter into (i) a superpriority senior secured debtor-in-possession asset-based loan facility (the “DIP ABL Facility”), in the maximum aggregate principal amount of $400 million, subject to a borrowing base, with certain financial institutions party thereto as lenders and MidCap Funding IV Trust, as administrative agent and collateral agent, (ii) a superpriority senior secured debtor-in-possession term loan facility (the “DIP Term Loan Facility”), in the aggregate principal amount of $575 million, with certain financial institutions party thereto as lenders and Jefferies Finance, LLC, as administrative agent and collateral agent, and (iii) a superpriority junior secured debtor-in-possession intercompany credit facility (the “Intercompany DIP Facility” and, together with the DIP ABL Facility and the DIP Term Loan Facility, the “DIP Facilities”) with the Debtors that are BrandCos (as defined in the 2020 BrandCo Credit Agreement referred to herein) (the “BrandCos”).

Restructuring

Under the terms of the Restructuring Support Agreement and the Plan (each as described below and elsewhere in this 2022 Form 10-K), the Plan, once consummated, will reduce the Debtors’ total debt burden by approximately $2.7 billion and capitalize the Company with approximately $1.4 billion of new money debt and equity investments. The Company is expected to emerge from Chapter 11 bankruptcy as a privately held company by no later than April 28, 2023. The Plan also includes a global settlement of litigation claims by certain of the Company’s lenders. The Plan is subject to approval by the Bankruptcy Court.

The Restructuring Support Agreement

On December 19, 2022, the Company Parties entered into the Restructuring Support Agreement with the Original Consenting Creditor Parties. Following weeks of negotiations in January and February 2023, on February 21, 2023, the Debtors amended and restated the Restructuring Support Agreement to memorialize an agreement among the Company Parties, the Original Consenting Creditor Parties and the Consenting 2016 Lenders that provides for a global resolution of the significant litigation issues in the chapter 11 cases.

Under the Restructuring Support Agreement, the Consenting Creditor Parties have agreed, subject to certain terms and conditions, to support a restructuring (the “Restructuring”) of the existing corporate debt of, existing equity interests in, and certain other obligations of the Company Parties. The Restructuring will be effectuated through the Plan, as described below.

The Restructuring Support Agreement provides that the Debtors shall achieve certain future milestones (unless extended or waived in writing), including:

•No later than February 22, 2023, the Bankruptcy Court shall have entered an order approving (i) the Disclosure Statement and (ii) the Backstop Motion (this milestone has been met);
•No later than February 28, 2023, the Debtors shall have commenced the solicitation of votes to accept or reject the Plan (this milestone has been met);
•No later than April 4, 2023, the Bankruptcy Court shall have entered an order confirming the Plan; and
•No later than April 28, 2023, the effective date of the Plan shall have occurred (such date of emergence from chapter 11, the “Effective Date”).

In accordance with the Restructuring Support Agreement, the Company Parties agreed among other things, to: (i) support and take all steps reasonably necessary to consummate the Restructuring in accordance with the Restructuring Support Agreement; (ii) to the extent any legal or structural impediment arises that would prevent, hinder, impede, or delay the consummation of the Restructuring, (A) take all steps reasonably necessary and desirable to address any such impediment, and (B) negotiate in good faith any appropriate additional or alternative provisions or agreements to address any such impediment; (iii) use commercially reasonable efforts to obtain any and all required governmental, regulatory and/or third-party approvals for the Restructuring; (iv) negotiate in good faith and use commercially reasonable efforts to take all steps reasonably necessary to (A) consummate the Restructuring and (B) execute and implement definitive documents; (v) timely file a formal objection to any motion, application, or pleading filed with the Bankruptcy Court seeking the entry of an order for relief that (A) is materially inconsistent with the Restructuring Support Agreement or any definitive document or (B) would, or would be reasonably expected to, frustrate the purposes the Restructuring Support Agreement or any definitive document, including by preventing the consummation of the Restructuring; (vi) timely file a formal objection or opposition to any motion, application or adversary proceeding or other action or proceeding asserting any claims settlement pursuant to the Plan or Restructuring Support Agreement; and (vii) not take any other action or inaction in material contravention of the Restructuring Support Agreement or any definitive document, or to the material detriment of the Restructuring Transactions. In accordance with the

REVLON, INC AND SUBSIDIARIES
COMBINED MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)
Restructuring Support Agreement and subject to approval of the Plan by the Bankruptcy Court, the Company Parties also agreed, upon emergence, to assume or replace the following: (A) the employment agreement of the Company’s Chief Executive Officer, (B) the Company’s severance plan and (C) the Company’s cash bonus programs for 2023 (each as amended, modified, developed or supplemented on terms described in the Restructuring Support Agreement). Also, in accordance with the Restructuring Support Agreement and subject to approval of the Plan by the Bankruptcy Court, the Company will also adopt an equity management incentive program to be allocated following emergence, beginning in 2024 (unless the Board of Directors of Reorganized Holdings determines otherwise).

In accordance with the Restructuring Support Agreement, the Consenting Creditor Parties agreed, among other things, to: (i) support the Restructuring as contemplated by the Restructuring Support Agreement and the definitive documents governing the Restructuring; (ii) not object to, delay, impede, or take any other action to interfere with the acceptance, consummation, or implementation of the Plan or the Restructuring; (iii) vote to accept the Plan; and (iv) except as permitted in the Restructuring Support Agreement, not transfer any ownership held by each Consenting Creditor. In addition, the Restructuring Support Agreement contains commitments of the Creditors’ Committee to not investigate, assert, prosecute, or support certain challenges or claims settled pursuant to the Plan or Restructuring Support Agreement, and the commitment by the Consenting BrandCo Lenders to, not support any alternative restructurings that do not result in holders of General Unsecured Claims (as defined herein) receiving consideration of a value that is economically equivalent to the consideration distributable to such holders under the Plan and to use their commercially reasonable best efforts to cause any such alternative restructuring supported by them to provide holders of General Unsecured Claims with such equivalent economic treatment.

Each of the RSA Parties may terminate the Restructuring Support Agreement (and thereby their support for the associated plan of reorganization) under certain circumstances. The Debtors may terminate the Restructuring Support Agreement upon, among other circumstances: (i) its board of directors determining, after consulting with counsel, that performance under the Restructuring Support Agreement would be inconsistent with its fiduciary duties; and (ii) certain actions by the Bankruptcy Court, including dismissing the Chapter 11 Cases or converting the Chapter 11 Cases into cases under Chapter 7 of the Bankruptcy Code.

The Consenting Creditor Parties also have specified termination rights, including, among other circumstances, termination rights that arise if certain of the milestones have not been achieved, extended, or waived. Termination by one of these creditor groups will result in the termination of the Restructuring Support Agreement as to the terminating group only, with the Restructuring Support Agreement remaining in effect with respect to the Debtors and the non-terminating group.

Under the terms of the Plan and Restructuring Support Agreement and subject to approval of the Plan by the Bankruptcy Court, the Company is expected to emerge from Chapter 11 bankruptcy as a privately held company and its outstanding equity is expected to be cancelled.

Plan and Disclosure Statement

On December 23, 2022, the Debtors filed the Plan and a related Disclosure Statement with the Bankruptcy Court. On the same date, the Debtors filed a motion with the Bankruptcy Court requesting approval of the Disclosure Statement and various Plan solicitation materials, including the solicitation and voting procedures (the “Solicitation and Voting Procedures”), and establishment of certain deadlines in connection with the approval of the Disclosure Statement. On February 21, 2023, the Debtors filed amended versions of the Plan and the Disclosure Statement and the Bankruptcy Court approved the Disclosure Statement. As amended, the Plan and Disclosure Statement describe, among other things, the terms of the Plan; the Restructuring contemplated by the Restructuring Support Agreement; the events leading to the Chapter 11 Cases; certain events that have occurred or are anticipated to occur during the Chapter 11 Cases, including the anticipated solicitation of votes to approve the Plan from certain of the Debtors’ creditors and certain other aspects of the Restructuring.

The Plan is intended to implement the Restructuring contemplated by the Restructuring Support Agreement pursuant to an equitization restructuring that provides for, among other things, the treatment for classes of claims and interests as follows:

•FILO ABL Claims. Each holder of a claim under the 2020 ABL FILO Term Loan Facility (as defined herein) to be repaid in full in cash;

•OpCo Term Loan Claims. Each holder of OpCo Term Loan Claims (claims under the 2016 Term Loan Facility and third lien guaranty claims against the “Opco” Debtors) shall receive (a) its pro rata share of cash in the amount of $56 million or (b) if such holder makes or is deemed to make the Class 4 Equity Election (as defined in the Plan), such holder’s pro rata share of 18% of (i) the New Common Stock issued on the Effective Date, subject to dilution by any New Common Stock issued in connection with the Equity Rights Offering (as defined below), including, for the avoidance of doubt, any New Common Stock issued pursuant to the Backstop Commitment Agreement, in connection

REVLON, INC AND SUBSIDIARIES
COMBINED MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)
with any MIP Awards (as defined in the Plan), and/or upon the exercise of the New Warrants, and (ii) the Equity Subscription Rights; provided that holders of no more than $334 million of OpCo Term Loan Claims are permitted to elect to receive cash;

•2020 Term B-1 Loan Claim. Each holder of 2020 Term B-1 Loan Claims against the “BrandCo” Debtors to receive, either (a) a principal amount of first lien take-back loans equal to such holder’s claim with $20 million of the adequate protection payments payable on March 8, 2023 to be deferred to the earlier of the termination of the Restructuring Support Agreement and the Effective Date, and then waived under the Plan upon the Effective Date or (b) an amount of cash equal to the principal amount of first lien take-back term loans that otherwise would have been distributable to such holder under clause (a);

•2020 Term B-2 Loan Claims. Each holder of 2020 Term B-2 Loan Claims against the BrandCo Debtors to receive its pro rata share of 82% of (a) the New Common Stock issued on the Effective Date, subject to dilution by any New Common Stock issued in connection with the Equity Rights Offering, including, for the avoidance of doubt, any New Common Stock issued pursuant to the Backstop Commitment Agreement, in connection with any MIP Awards, and/or upon the exercise of the New Warrants, and (b) the Equity Subscription Rights;

•BrandCo Third Lien Guaranty Claims. Holders of third lien guaranty claims against the “Brandco” Debtors shall not receive any recovery or distribution on account of such claims;

•Unsecured Notes Claims. Each holder of unsecured notes claims against the Debtors to receive, if the class of unsecured notes claims votes to accept the Plan, such holder’s pro rata share of New Warrants, which will have a 5-year term and be exercisable to purchase an aggregate number of shares of the New Common Stock equal to (after giving effect to the full exercise of the New Warrants and the Equity Rights Offering, but subject to dilution by any New Common Stock issued in connection with Reorganized Holdings’ management incentive plan) 11.75% of the New Common Stock, which will be issued by Reorganized Holdings on the Effective Date with a strike price set at an enterprise value of $4 billion;

•General Unsecured Claims. Each holder of general unsecured claims ("General Unsecured Claims") in a class that votes to accept the Plan to receive its pro rata share of (a) the amount of $44 million and retained preference action net proceeds allocated to such class, plus (b) for the class of other general unsecured claims, a top-up amount of additional cash equal to 13% of allowed contract/lease rejection claims above $50 million of such claims;

•Qualified Pensions. Qualified pension plans to be reinstated; and

•Interests in Revlon. Interests in Revlon, including holders of the Company's Class A Common Stock, prior to emergence, to receive no recovery or distribution on account of such interests, and upon emergence from Chapter 11, all such pre-emergence interests in the Company, including the Company's Class A Common Stock, will be canceled, released, extinguished, and discharged, and will be of no further force or effect.

Pursuant to section 1123(b)(3) of the Bankruptcy Code and Rule 9019 of the Federal Rules of Bankruptcy Procedure, the Plan contains and effects global and integrated compromises and settlements (collectively, the “Plan Settlement”) of all actual and potential disputes between and among the Company Parties (including, for clarity, between and among the “BrandCo” entities, on the one hand, and the “OpCo” or “Non-BrandCo” entities, on the other hand), the Creditors’ Committee, the Consenting BrandCo Lenders, and the Consenting 2016 Lenders and all other disputes that might impact creditor recoveries, including, without limitation, any and all issues relating to:

•the allocation of the economic burden of repayment of the DIP ABL Facility and DIP Term Loan Facility and/or payment of adequate protection obligations provided pursuant to the Final DIP Order among the Debtors;

•any and all disputes that might be raised impacting the allocation of value among the Debtors and their respective assets, including any and all disputes related to the Intercompany DIP Facility; and

•any and all other Settled Claims (as defined in the Plan), including all claims arising in respect of the Debtors’ historical financing transactions, including the 2019 Term Loan Agreement and the 2020 BrandCo Credit Agreement.

Upon confirmation of the Plan, the Plan Settlement will be binding upon all creditors and all other parties in interest pursuant to section 1141(a) of the Bankruptcy Code.

REVLON, INC AND SUBSIDIARIES
COMBINED MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)
The Plan Settlement does not include any intercompany claims or intercompany interests that the Debtors elect to reinstate, for tax efficiency or similar purposes, in accordance with the Plan.

On February 21, 2023, the Bankruptcy Court entered an order approving the Disclosure Statement and the Solicitation and Voting Procedures. Pursuant to the Solicitation and Voting Procedures, the Debtors distributed the ballots, solicitation packages, and related notices by February 27, 2023, and votes are due by March 20, 2023. In accordance with the Debtors’ proposed confirmation timeline, which is subject to change by the Bankruptcy Court, a hearing to consider confirmation of the Plan (which may be adjourned or extended from time) is scheduled for April 3, 2023.

Take-Back Facility

Pursuant to the Restructuring Support Agreement, the Debtors, on the Effective Date, will enter into a first lien term loan facility consisting of term loans in an aggregate principal amount equal to the 2020 Term B-1 Loan Claims Allowed Amount (as defined in the Restructuring Support Agreement and/or the Plan) as of the Effective Date (such facility, the “Take-Back Facility”).

Equity Rights Offering and Backstop Commitment Agreement

Pursuant to the Restructuring Support Agreement and the Plan, the Debtors will conduct an equity rights offering (the “Equity Rights Offering”) in an aggregate amount of $670 million (the “Aggregate Rights Offering Amount”), subject to reduction on account of the Excess Liquidity Cutback (as defined below), at a 30% discount to Plan Equity Value (as defined in the Plan). As set forth in the Restructuring Support Agreement, 70% of the Aggregate Rights Offering Amount (or $469 million, subject to the Excess Liquidity Cutback) (the “Subscription Amount”) will be raised by soliciting commitments from Eligible Holders (as defined in the Plan), while 30% (or $201 million, subject to the Excess Liquidity Cutback) (the “Direct Allocation Amount”) will be reserved for purchase by the Equity Commitment Parties.

On January 17, 2023, as contemplated by the Restructuring Support Agreement, the Debtors entered into a backstop commitment agreement with certain of the Consenting BrandCo Lenders, and on February 21, 2023, the Debtors, certain of the Consenting BrandCo Lenders, and certain of the Consenting 2016 Lenders amended and restated the backstop commitment agreement (as amended, the “Backstop Commitment Agreement”). Pursuant to the Backstop Commitment Agreement, each of the Equity Commitment Parties has agreed to backstop, severally and not jointly and subject to the terms and conditions in the Backstop Commitment Agreement, the Aggregate Rights Offering Amount. The Backstop Commitment Agreement provides that (i) each of the Equity Commitment Parties will, subject to the terms and conditions in the Backstop Commitment Agreement, purchase its agreed percentage (the “Backstop Commitment Percentage”) of the New Common Stock representing the unsubscribed portion of the Subscription Amount, (ii) each of the Equity Commitment Parties will, subject to the terms and conditions in the Backstop Commitment Agreement, purchase its agreed percentage of the New Common Stock representing the Direct Allocation Amount, and (iii) each of the Equity Commitment Parties will, subject to the terms and conditions in the Backstop Commitment Agreement, subscribe for and purchase the New Common Stock offered to such Equity Commitment Party in connection with the Equity Rights Offering. As consideration for entering into the Backstop Commitment Agreement, each Equity Commitment Party will receive, upon the closing of the Equity Rights Offering, its Backstop Commitment Percentage of a 12.5% equity commitment premium on the $670 million Aggregate Rights Offering Amount, which amount shall be payable in the form of New Common Stock at a price per share calculated at a 30% discount to Plan Equity Value (the "Backstop Commitment Premium"). If the Backstop Commitment Agreement is terminated, then under certain conditions set forth in the Backstop Commitment Agreement, the Equity Commitment Parties are entitled to receive their Backstop Commitment Percentage of an equity termination premium of $83.75 million in cash (representing 12.5% of the $670 million Aggregate Rights Offering Amount).

To the extent that, as of the Closing Date (as defined under the Backstop Commitment Agreement), the sum of (i) unrestricted cash and cash equivalents of the loan parties under the First Lien Exit Facilities (as defined below) and (ii) undrawn availability under the exit ABL facility (excluding the effect of any temporarily increased advance rates under the exit ABL facility that will not remain in effect through the maturity date of such facility), exceeds $285.0 million (such excess, “Excess Liquidity”), then such Excess Liquidity will be applied, on a dollar for dollar basis, first, to reduce the aggregate amount of the Equity Rights Offering on a dollar for dollar basis to not less than $650 million; second, in an amount of up to $12.0 million to pay the Debt Commitment Premium and Funding Discount (as defined in the Debt Commitment Letter) (on a ratable basis) in cash; third, to further reduce the aggregate amount of the Equity Rights Offering on a dollar for dollar basis to not less than $625 million; fourth, to reduce the amount of the Incremental New Money Facility on a dollar for dollar basis such that the aggregate amount of the First Lien Exit Facilities is no less than $1.275 billion; and fifth, 50% of any remaining Excess Liquidity to further reduce the amount of the Incremental New Money Facility and 50% of any remaining Excess Liquidity to further reduce the amount of the Equity Rights Offering (collectively, the “Excess Liquidity Cutback”).

REVLON, INC AND SUBSIDIARIES
COMBINED MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

Debt Commitment Letter and Incremental New Money Facility

On January 17, 2023, as contemplated by the Restructuring Support Agreement, the Debtors entered into the Debt Commitment Letter with the Debt Commitment Parties, pursuant to which the Debt Commitment Parties committed to fund up to $200 million in net cash proceeds to the Debtors in connection with a new senior secured first lien term loan facility (the “Incremental New Money Facility” and together with the Take-Back Facility, the "First Lien Exit Facilities") upon emergence from Chapter 11. As consideration for entering into the Debt Commitment Letter, the Debt Commitment Parties will receive a premium of 3.00% on their $200 million funding commitment payable in-kind in the form of additional loans added under the Incremental New Money Facility (the “Debt Commitment Premium”). If the Debt Commitment Letter is terminated, then under certain conditions set forth in the Debt Commitment Letter, the Debt Commitment Parties are entitled to receive a termination premium of $6 million (3.00% of the $200 commitment amount) in lieu of the Debt Commitment Premium.

Liquidity and Ability to Continue as a Going Concern

Our consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates continuity of operations, realization of assets, and satisfaction of liabilities in the normal course of business. In connection with the preparation of our consolidated financial statements, we conducted an evaluation as to whether there were conditions and events, considered in the aggregate, that raised substantial doubt as to the Company’s ability to continue as a going concern. Each reporting period, the Company assesses its ability to continue as a going concern for one year from the date the financial statements are issued. At December 31, 2022, the Company had a liquidity position of $308.3 million, consisting of: (i) $249.3 million of unrestricted cash and cash equivalents (with approximately $94.6 million held outside the U.S.); (ii) $60.4 million in available borrowing capacity under the DIP ABL Facility (which had $41.8 million drawn at such date); and less (iii) approximately $1.4 million of outstanding checks. The Company's evaluation includes its ability to meet its future contractual obligations and other conditions and events that may impact its liquidity.

In light of the Company's Chapter 11 Cases, the Company's ability to continue as a going concern is contingent upon, among other things, its ability to, subject to the Bankruptcy Court's approval as applicable, (i) implement the Plan in a timely manner and within the milestones that have been established under the DIP Facilities and the Restructuring Support Agreement, which currently contemplate obtaining confirmation of the Plan and emerging from Chapter 11 in April 2023, and (ii) generate sufficient liquidity during the Chapter 11 Cases and following emergence from Chapter 11 to meet our contractual obligations and operating needs. As a result of risks and uncertainties related to, among other things, (i) the Company's ability to obtain requisite support for the Plan from various stakeholders, and (ii) the disruptive effects of the Chapter 11 Cases on our business and liquidity making it potentially more difficult to maintain business, financing and operational relationships, substantial doubt exists regarding our ability to continue as a going concern within one year after the date that the financial statements are issued.

The filing of the Chapter 11 Cases constituted an event of default that accelerated substantially all of the Company's obligations under nearly all of its pre-petition debt instruments. As such, the Company reclassified all pre-petition debt obligations to liabilities subject to compromise on its consolidated balance sheets as of December 31, 2022. For additional discussion regarding the impact of the Chapter 11 Cases on the Company's debt obligations, see Note 8. Debt.

The Company's consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

The Company continues to focus on cost reduction and risk mitigation actions to address potential macroeconomic headwinds, such as rising global inflation and a potential economic recession or contraction in the near future. The Company may generate additional liquidity through continued cost control initiatives as well as funds provided by selling certain assets or other strategic transactions, potentially subject to Bankruptcy Court approval. If sales decline, the Company’s cost control initiatives may include reductions in discretionary spend and reductions in investments in capital and permanent displays.

Overview

Overview of the Business
Revlon conducts its business exclusively through its direct wholly-owned operating subsidiary, Revlon Consumer Products Corporation, and its subsidiaries. Revlon is an indirect majority-owned subsidiary of MacAndrews & Forbes, a corporation beneficially owned by Ronald O. Perelman.

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

COVID-19 Impact on the Company’s Business

While the Company continues to execute its business strategy, the COVID-19 pandemic has periodically adversely impacted net sales in all major commercial regions around the globe that are important to the Company's business, particularly during 2020. However, with the roll out of COVID-19 vaccinations in the United States in 2021 and the gradual easing of COVID-19 restrictions in 2021, the Company saw a gradual rebound in consumer spending and consumption in 2021. With the accelerated loosening of COVID-19 restrictions in 2022, the Company saw a more robust rebound in consumer spending. Despite robust customer demand in 2022, the Company experienced challenges meeting customer demand due to global supply chain disruptions and the difficulty of obtaining raw materials necessary for the manufacturing of its products. COVID-19 outbreaks around the world from time to time have led to global supply chain disruptions, including manufacturing, shipment and transportation delays (due to lockdowns and other restrictive measures, such as China's Zero Covid Policy), closures, employee absences, port congestion, labor and container shortages, increased transportation costs, tight labor markets and inflationary pressures; and import and export restrictions. As the Company currently expects that the COVID-19 pandemic may periodically continue to impact its business going forward, the Company will continue to closely monitor the associated impacts and take appropriate actions in an effort to mitigate the COVID-19 pandemic’s negative effects on the Company’s operations and financial results.

For additional information regarding the Company's business, see "Part 1, Item 1 - Business" in the Company's 2022 Form 10-K.

Overview of Net Sales and Earnings Results

Consolidated net sales in the year ended December 31, 2022 were $1,980.4 million, a $98.3 million decrease, or 4.7%, compared to $2,078.7 million in the year ended December 31, 2021. Excluding the $85.8 million unfavorable FX impact, consolidated net sales decreased by $12.5 million, or 0.6%, during the year ended December 31, 2022. The XFX net sales decrease of $12.5 million in the year ended December 31, 2022 was due to: a $45.0 million, or 11.3%, decrease in Fragrances segment net sales and $30.8 million or 7.3%, decrease in Portfolio segment net sales, partially offset by a $57.8 million, or 7.9%, increase in Revlon segment net sales and $5.5 million, or 1.0%, increase in Elizabeth Arden segment net sales.
Consolidated loss from continuing operations, net of taxes, in the year ended December 31, 2022 was $673.9 million, compared to consolidated loss from continuing operations, net of taxes, of $206.9 million in the year ended December 31, 2021. The $467.0 million increase in consolidated loss from continuing operations, net of taxes, in the year ended December 31, 2022, compared to year ended December 31, 2021, was primarily due to:
•$416.0 million increase in reorganization items, net related to the Company's voluntary Chapter 11 filing on June 15, 2022. The costs are primarily related to legal and professional fees, the write-off of original issue discount and deferred long-term debt fees on debt subject to compromise, adjustments to estimated allowed claim amounts, financing cost incurred relating to the DIP Term Loan Facility and the bankruptcy related employee compensation programs during the year ended December 31, 2022 compared to nil during the December 31, 2021;

REVLON, INC AND SUBSIDIARIES
COMBINED MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)
•$84.9 million of lower gross profit, primarily due to lower net sales and unfavorable foreign currency impacts, partially offset by favorable inventory pricing adjustments during year ended December 31, 2022, as compared to the year ended December 31, 2021;
•a $5.2 million increase in interest expense in the year ended December 31, 2022, compared to the prior year period, primarily driven by interest expense from DIP facilities partially offset by contractual interest stayed on certain pre-petition debt reclassified to LSTC;
•a $24.3 million increase in non-cash impairment charges for finite-lived and indefinite-lived intangibles of $18.7 million and $5.6 million, respectively, recorded for the year ended December 31, 2022, compared to no impairment charges for the year ended December 31, 2021. The impairment indicators comprised primarily of a deterioration in general macroeconomic conditions, such as the global supply chain disruptions and inflation, potential increases to costs of raw materials and adverse developments in equity and credit markets;
•$14.5 million of unfavorable variance in foreign currency, resulting from $25.1 million in foreign currency losses during the year ended December 31, 2022, compared to $10.6 million in foreign currency losses during the year ended December 31, 2021, primarily driven by the net unfavorable impact of foreign currency fluctuations on certain U.S. Dollar denominated intercompany payables, particularly, the strengthening of the U.S. Dollar against the British Pound and Australian Dollar;
•a $25.5 million increase in the provision for income taxes in the year ended December 31, 2022, compared to the prior year period, primarily due to the geographical mix of earnings, net change of valuation allowance on its net deferred tax assets for certain jurisdictions;
•a $1.2 million net increase in other miscellaneous expenses, net, in the year ended December 31, 2022, compared to the prior year period, primarily due to fees in connection with prepetition refinancing transactions; and
•$1.1 million of lower gain on divested assets primarily related to the sale of certain assets in the year ended December 31, 2021, consisting of the Company's Gatineau brand;
with the foregoing partially offset by:
•$66.0 million of lower SG&A expenses in the year ended December 31, 2022, compared to the prior year period, primarily driven by lower brand support expenses, favorable foreign currency impacts and lower permanent displays costs, partially offset by higher general and administrative expenses;
•a $19.6 million decrease in restructuring charges, primarily related to lower expenditures under RGGA in the year ended December 31, 2022, compared to the year ended December 31, 2021;
•a $18.7 million decrease in amortization of debt issuance costs in the year ended December 31, 2022, compared to the prior year period, primarily due to the write off of debt issuance costs on debt subject to compromise to reorganization items, net subsequent to the Chapter 11 filing, in accordance with ASC 852; and
•a $1.4 million decrease in acquisition, integration and divestiture costs in the year ended December 31, 2022, compared to the prior year period, primarily driven by higher amortization of the cash-based awards under the Revlon 2019 TIP in the prior year period (see Note 12, "Stock Compensation Plan," to the Company's Consolidated Financial Statements in this Form 10-K for additional details on the 2019 TIP).

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
•Fragrances - The Fragrances segment includes the development, marketing and distribution of certain owned and licensed fragrances, as well as the distribution of prestige fragrance brands owned by third parties. These products are typically sold to retailers in the U.S. and internationally, including prestige retailers, specialty stores, e-commerce sites, the mass retail channel, travel retailers and other international retailers. The owned and licensed fragrances include brands such as: (i) Juicy Couture (which are also sold direct-to-consumer on its juicycouturebeauty.com website), John Varvatos and AllSaints in prestige fragrances; (ii) Britney Spears, Elizabeth Taylor, Christina Aguilera and Jennifer Aniston in celebrity fragrances; and (iii) Curve, Giorgio Beverly Hills, Ed Hardy, Charlie, Lucky Brand, ‹PS› (logo of former Paul Sebastian brand), Alfred Sung, Halston, Geoffrey Beene and White Diamonds in mass fragrances.

REVLON, INC AND SUBSIDIARIES
COMBINED MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)
Results of Operations — Revlon, Inc.

Consolidated Net Sales:

Consolidated net sales in the year ended December 31, 2022 were $1,980.4 million, a $98.3 million decrease, or 4.7%, compared to $2,078.7 million in the year ended December 31, 2021. Excluding the $85.8 million unfavorable FX impact, consolidated net sales decreased by $12.5 million, or 0.6%, during the year ended December 31, 2022. The XFX net sales decrease of $12.5 million in the year ended December 31, 2022 was due to a $45.0 million, or 11.3%, decrease in Fragrances segment net sales and $30.8 million or 7.3%, decrease in Portfolio segment net sales, partially offset by a $57.8 million, or 7.9%, increase in Revlon segment net sales and $5.5 million, or 1.0%, increase in Elizabeth Arden segment net sales.

Segment Results:

The Company's management evaluates segment profit for each of the Company's reportable segments. The Company allocates corporate expenses to each reportable segment to arrive at segment profit, as these expenses are included in the internal measure of segment operating performance. The Company defines segment profit as income from continuing operations before interest, taxes, depreciation, amortization, stock-based compensation expense, gains/losses on foreign currency fluctuations, gains/losses on the early extinguishment of debt and miscellaneous expenses and reorganization items, net. Segment profit also excludes the impact of certain items that are not directly attributable to the segments' underlying operating performance. The Company does not have any material inter-segment sales. For a reconciliation of segment profit to loss from continuing operations before income taxes, see Note 16, "Segment Data and Related Information," to the Company's Audited Consolidated Financial Statements in this Form 10-K.

The following table provide a comparative summary of the Company's segment results for the periods presented.

	Net Sales						Segment Profit
	Year Ended December 31,		Change		XFX Change (a)		Year Ended December 31,		Change		XFX Change (a)
	2022	2021	$	%	$	%	2022	2021	$	%	$	%
Revlon	$752.6	$727.9	$24.7	3.4%	$57.8	7.9%	$89.0	$86.8	$2.2	2.5%	$7.4	8.5%
Elizabeth Arden	509.7	532.3	(22.6)	(4.2)%	5.5	1.0%	61.7	62.8	(1.1)	(1.8)%	4.8	7.6%
Portfolio	373.4	419.1	(45.7)	(10.9)%	(30.8)	(7.3)%	50.4	71.0	(20.6)	(29.0)%	(18.7)	(26.3)%
Fragrances	344.7	399.4	(54.7)	(13.7)%	(45.0)	(11.3)%	59.2	72.3	(13.1)	(18.1)%	(11.4)	(15.8)%
Total	$1,980.4	$2,078.7	$(98.3)	(4.7)%	$(12.5)	(0.6)%	$260.3	$292.9	$(32.6)	(11.1)%	$(17.9)	(6.1)%

(a) XFX excludes the impact of foreign currency fluctuations.

Revlon Segment

Despite supply chain challenges, Revlon segment net sales in the year ended December 31, 2022 were $752.6 million, a $24.7 million, or 3.4%, increase, compared to $727.9 million in the year ended December 31, 2021. Excluding the $33.1 million unfavorable FX impact, total Revlon segment net sales in the year ended December 31, 2022 increased by $57.8 million, or 7.9%, compared to the year ended December 31, 2021. The Revlon segment's XFX increase in net sales of $57.8 million in the year ended December 31, 2022 was driven primarily by higher net sales of Revlon color cosmetics in both North America and the International regions, and, to a lesser extent, higher net sales of Revlon-branded professional hair care products in International regions and higher net sales of Revlon ColorSilk both in North America and International regions.

Revlon segment profit in the year ended December 31, 2022 was $89.0 million, a $2.2 million, or 2.5%, increase, compared to $86.8 million in the year ended December 31, 2021. Excluding the $5.3 million unfavorable FX impact, Revlon segment profit in the year ended December 31, 2022 increased by $7.4 million, or 8.5%, compared to the year ended December 31, 2021. This increase was driven primarily by the Revlon segment's higher net sales and lower brand support expenses, partially offset by higher other SG&A expenses and lower gross profit margin.

REVLON, INC AND SUBSIDIARIES
COMBINED MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

Elizabeth Arden Segment

Elizabeth Arden segment net sales in the year ended December 31, 2022 were $509.7 million, a $22.6 million, or 4.2%, decrease, compared to $532.3 million in the year ended December 31, 2021. Excluding the $28.1 million unfavorable FX impact, Elizabeth Arden segment net sales in the year ended December 31, 2022 increased by $5.5 million, or 1.0%, compared to the year ended December 31, 2021. The Elizabeth Arden segment XFX increase in net sales of $5.5 million in the year ended December 31, 2022 was driven primarily by higher net sales of Elizabeth Arden-branded fragrances and skin care products in the International regions. This increase was due, primarily, to the increase in travel retail sales in International regions, particularly in EMEA and Asia, partially offset by the supply chain disruptions and COVID-19 impact in Asia.

Elizabeth Arden segment profit in the year ended December 31, 2022 was $61.7 million, a $1.1 million, or 1.8%, decrease, compared to $62.8 million in the year ended December 31, 2021. Excluding the $5.9 million unfavorable FX impact, Elizabeth Arden segment profit in the year ended December 31, 2022 increased by $4.8 million, or 7.6%, compared to the year ended December 31, 2021. This increase was driven primarily by the Elizabeth Arden segment's higher net sales and lower brand support expenses, partially offset by lower gross profit margin.

Portfolio Segment
Portfolio segment net sales in the year ended December 31, 2022 were $373.4 million, a $45.7 million, or 10.9%, decrease, compared to $419.1 million in the year ended December 31, 2021. Excluding the $14.9 million unfavorable FX impact, total Portfolio segment net sales in the year ended December 31, 2022 decreased by $30.8 million, or 7.3%, compared to the year ended December 31, 2021. The Portfolio segment XFX decrease in net sales of $30.8 million in the year ended December 31, 2022 was driven primarily by lower net sales of Creme of Nature products, CND nail products and American Crew men's grooming products in North America, partially offset by higher net sales of Cutex nail care products both in North American and the International regions, and, to a lesser extent, higher net sales of Mitchum anti-perspirant deodorants and Creme of Nature products in the International regions. The decrease was primarily due to the supply chain disruptions.

Portfolio segment profit in the year ended December 31, 2022 was $50.4 million, a $20.6 million, or 29.0%, decrease compared to $71.0 million in the year ended December 31, 2021. Excluding the $1.9 million unfavorable FX impact, Portfolio segment profit in the year ended December 31, 2022 decreased by $18.7 million, or 26.3%, compared to the year ended December 31, 2021. This decrease was driven primarily by the Portfolio segment's lower net sales and gross profit margin, partially offset by lower brand support and other SG&A expenses.

Fragrances Segment
Fragrances segment net sales in the year ended December 31, 2022 were $344.7 million, a $54.7 million, or 13.7%, decrease, compared to $399.4 million in the year ended December 31, 2021. Excluding the $9.7 million unfavorable FX impact, total Fragrances segment net sales in the year ended December 31, 2022 decreased by $45.0 million, or 11.3%, compared to the year ended December 31, 2021. The Fragrances segment XFX decrease in net sales of $45.0 million in the year ended December 31, 2022 was driven primarily by lower net sales of other distributed fragrances, and, to a lesser extent, lower net sales of licensed and other fragrances in North America, primarily due to supply chain disruptions. This decrease was partially offset by higher net sales of licensed fragrances in the International regions.

Fragrances segment profit in the year ended December 31, 2022 was $59.2 million, a $13.1 million, or 18.1%, decrease, compared to $72.3 million in the year ended December 31, 2021. Excluding the $1.7 million unfavorable FX impact, Fragrances segment profit in the year ended December 31, 2022 decreased by $11.4 million, or 15.8%, compared to the year ended December 31, 2021. This decrease was driven primarily by the Fragrances segment's lower net sales, as described above, and lower gross profit margin partially offset by lower brand support expenses.

REVLON, INC AND SUBSIDIARIES
COMBINED MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)
Geographic Results:
The following tables provide a comparative summary of the Company's North America and International net sales for the periods presented:

	Year Ended December 31,		Change		XFX Change (a)
	2022	2021	$	%	$	%
Revlon
North America	$413.1	$389.4	$23.7	6.1%	$24.9	6.4%
International	339.5	338.5	1.0	0.3%	32.9	9.7%
Elizabeth Arden
North America	$97.8	$109.8	$(12.0)	(10.9)%	$(11.0)	(10.0)%
International	411.9	422.5	(10.6)	(2.5)%	16.5	3.9%
Portfolio
North America	$237.1	$274.0	$(36.9)	(13.5)%	$(36.6)	(13.4)%
International	136.3	145.1	(8.8)	(6.1)%	5.8	4.0%
Fragrances
North America	$225.6	$282.9	$(57.3)	(20.3)%	$(56.8)	(20.1)%
International	119.1	116.5	2.6	2.2%	11.8	10.1%
Total Net Sales	$1,980.4	$2,078.7	$(98.3)	(4.7)%	$(12.5)	(0.6)%
(a) XFX excludes the impact of foreign currency fluctuations.

Revlon Segment

North America

In North America, Revlon segment net sales in the year ended December 31, 2022 increased by $23.7 million, or 6.1%, to $413.1 million, compared to $389.4 million in the year ended December 31, 2021. Excluding the $1.2 million unfavorable FX impact, Revlon segment net sales in North America in the year ended December 31, 2022 increased by $24.9 million, or 6.4%, compared to the year ended December 31, 2021. The Revlon segment's $24.9 million XFX increase in North America net sales in the year ended December 31, 2022 was primarily due to the Revlon segment's higher net sales of Revlon color cosmetics, and, to a lesser extent, higher net sales of Revlon ColorSilk, partially offset by lower net sales of Revlon-branded beauty tools.

International

Internationally, Revlon segment net sales in the year ended December 31, 2022 increased by $1.0 million, or 0.3%, to $339.5 million, compared to $338.5 million in the year ended December 31, 2021. Excluding the $31.9 million unfavorable FX impact, Revlon segment International net sales in the year ended December 31, 2022 increased by $32.9 million, or 9.7%, compared to the year ended December 31, 2021. The Revlon segment's $32.9 million XFX increase in International net sales in the year ended December 31, 2022 was driven primarily by the Revlon segment's higher net sales of Revlon-branded professional hair care products, primarily in the EMEA region, higher net sales of Revlon color cosmetics, primarily in Latin America, and to a lesser extent, higher net sales of the Revlon ColorSilk in Latin America.

Elizabeth Arden Segment

North America

In North America, Elizabeth Arden segment net sales in the year ended December 31, 2022 decreased by $12.0 million, or 10.9%, to $97.8 million, compared to $109.8 million in the year ended December 31, 2021. Excluding the $1.0 million unfavorable FX impact, Elizabeth Arden segment net sales in North America in the year ended December 31, 2022 decreased by $11.0 million, or 10.0%, compared to the year ended December 31, 2021. The Elizabeth Arden segment's $11.0 million XFX decrease in North America net sales in the year ended December 31, 2022 was driven primarily by the Elizabeth Arden

REVLON, INC AND SUBSIDIARIES
COMBINED MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)
segment's lower net sales of Elizabeth Arden-branded skin care products and, to a lesser extent, lower net sales of Elizabeth Arden-branded fragrances

International

Internationally, Elizabeth Arden segment net sales in the year ended December 31, 2022 decreased by $10.6 million, or 2.5%, to $411.9 million, compared to $422.5 million in the year ended December 31, 2021. Excluding the $27.1 million unfavorable FX impact, Elizabeth Arden segment International net sales in the year ended December 31, 2022 increased by $16.5 million, or 3.9%, compared to the year ended December 31, 2021. The Elizabeth Arden segment's $16.5 million XFX increase in International net sales in the year ended December 31, 2022 was driven primarily by higher net sales of Elizabeth Arden-branded fragrances, primarily in the EMEA region, and, to a lesser extent, higher net sales of Elizabeth Arden-branded skin care products.

Portfolio Segment

North America

In North America, Portfolio segment net sales in the year ended December 31, 2022 decreased by $36.9 million, or 13.5%, to $237.1 million, as compared to $274.0 million in the year ended December 31, 2021. Excluding the $0.3 million unfavorable FX impact, Portfolio segment net sales in North America in the year ended December 31, 2022 decreased by $36.6 million, or 13.4%, compared to the year ended December 31, 2021. The Portfolio segment's $36.6 million XFX decrease in North America net sales in the year ended December 31, 2022 was driven primarily by the Portfolio segment's lower net sales of Creme of Nature products, and, to a lesser extent, lower net sales of CND nail products, Mitchum anti-perspirant deodorants and American Crew men's grooming products.

International

Internationally, Portfolio segment net sales in the year ended December 31, 2022 decreased by $8.8 million, or 6.1%, to $136.3 million, compared to $145.1 million in the year ended December 31, 2021. Excluding the $14.6 million unfavorable FX impact, Portfolio segment International net sales increased by $5.8 million, or 4.0%, in the year ended December 31, 2022, compared to the year ended December 31, 2021. The Portfolio segment's $5.8 million XFX increase in International net sales in the year ended December 31, 2022 was driven primarily by the Portfolio segment's higher net sales of Mitchum anti-perspirant deodorants and, to a lesser extent, higher net sales of Cutex nail care products, CND nail products and Creme of Nature products. This increase was partially offset by lower net sales of certain local and regional brands.

Fragrances Segment

North America

In North America, Fragrances segment net sales in the year ended December 31, 2022 decreased by $57.3 million, or 20.3%, to $225.6 million, as compared to $282.9 million in the year ended December 31, 2021. Excluding the $0.5 million unfavorable FX impact, Fragrances segment net sales in North America decreased by $56.8 million, or 20.1%, in the year ended December 31, 2022, compared to the year ended December 31, 2021. The Fragrances segment's $56.8 million XFX decrease in North America net sales in the year ended December 31, 2022 was driven by lower net sales of other distributed fragrances, as the Company has been exiting the distributed fragrances business, and, to a lesser extent, lower net sales of licensed fragrances primarily due to the supply chain disruptions.

International

Internationally, Fragrances segment net sales in the year ended December 31, 2022 increased by $2.6 million, or 2.2%, to $119.1 million, compared to $116.5 million in the year ended December 31, 2021. Excluding the $9.2 million unfavorable FX impact, Fragrances segment International net sales increased by $11.8 million, or 10.1%, in the year ended December 31, 2022, compared to the year ended December 31, 2021. The Fragrances segment's $11.8 million XFX increase in International net sales in the year ended December 31, 2022 was driven primarily by higher net sales of licensed fragrances, primarily in the EMEA region and Asia, partially offset by lower net sales of Revlon-branded fragrances.

REVLON, INC AND SUBSIDIARIES
COMBINED MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)
Gross profit:
The table below shows the Company's gross profit and gross margin for the periods presented:

	Year Ended December 31,
	2022	2021	Change
Gross profit	$1,144.7	$1,229.6	$(84.9)
Percentage of net sales	57.8%	59.2%	(1.4)%

Gross profit decreased by $84.9 million in the year ended December 31, 2022, as compared to the year ended of 2021. Gross profit as a percentage of net sales (i.e., gross margin) in the year ended December 31, 2022 decreased by 1.4 percentage points, as compared to the year ended December 31, 2021. The decrease in gross margin in the year ended December 31, 2022, as compared to the year ended December 31, 2021, was impacted primarily by lower net sales and unfavorable foreign currency impacts, partially offset by favorable inventory pricing adjustments.

SG&A expenses:
The table below shows the Company's SG&A expenses for the periods presented:

	Year Ended December 31,
	2022	2021	Change
SG&A expenses	$1,033.1	$1,099.1	$(66.0)

SG&A expenses decreased by $66.0 million in the year ended December 31, 2022, compared to the year ended December 31, 2021, driven primarily by:
•lower brand support expenses of approximately $41.3 million, as investment was prioritized to key brands;
•favorable FX impact of approximately $37.2 million; and
•lower product display costs of approximately $9.7 million
with the foregoing partially offset by:
•higher general and administrative expenses of approximately $21.6 million, primarily driven by higher professional and legal fees in preparation of the Chapter 11 filing, higher litigation fees and higher bonus accruals.

Acquisition, integration and divestiture costs:
The table below shows the Company's acquisition, integration and divestiture costs for the periods presented:

	Year Ended December 31,
	2022	2021	Change
Divestiture Costs	0.9	2.3	(1.4)
Total acquisition, integration and divestiture costs	$0.9	$2.3	$(1.4)

Acquisition, integration and divestiture costs decreased $1.4 million in the year ended December 31, 2022, compared to the year ended December 31, 2021, primarily due to the higher amortization of the cash-based awards under Tier 1 and Tier 2 of the Revlon 2019 TIP (the "2019 TIP") in the prior year period. (See Note 12, "Stock Compensation Plan," to the Company's Consolidated Financial Statements in this Form 10-K for additional details).

REVLON, INC AND SUBSIDIARIES
COMBINED MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)
Restructuring charges and other, net:
The table below shows the Company's restructuring charges and other, net for the periods presented:

	Year Ended December 31,
	2022	2021	Change
Restructuring charges and other, net	$6.5	$26.1	$(19.6)

Restructuring charges and other, net, decreased $19.6 million during the year ended December 31, 2022, compared to the year ended December 31, 2021, primarily due to lower expenditures under RGGA during the year ended December 31, 2022 as compared to the expenditures incurred during the year ended December 31, 2021.

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

Under this extension and expansion, the Company expects to deliver an updated range of annualized cost reductions of approximately $325 million to $390 million from 2020 through the end of 2024. Approximately 50% of these annualized cost reductions were realized from the headcount reductions that occurred in 2020. The remaining cost reductions will be realized through reductions in SG&A expenses and cost of goods sold. The Company achieved $67 million of cost reductions during the year ended December 31, 2022, bringing the total cost reductions realized since the inception of the program to approximately $251 million, with the balance to be realized during 2023 and 2024.

In connection with implementing RGGA, the Company expects to recognize an updated cost range of approximately $193 million and $215 million of total pre-tax restructuring and related charges, consisting of employee-related costs, such as severance, pension and other termination costs, as well as related third party expenses. The Company also expects to incur approximately $20 million of additional capital expenditures. Under the RGGA program, the Company incurred pre-tax restructuring and related charges of approximately $10.2 million during 2022, $112.1 million cumulative to date, and expects to incur the remainder during 2023 and 2024. The Company expects that substantially all of these restructuring and related charges will be paid in cash, with $104.1 million of the total cumulative charges paid as of December 31, 2022, with the remainder to be paid during 2023 and 2024.

In connection with RGGA, during the year ended December 31, 2022, the Company recorded $10.2 million of total pre-tax restructuring and related charges consisting primarily of i) $7.0 million of employee severance, other personnel benefits, professional fees and other costs; and (ii) $3.2 million of lease and other restructuring-related charges that were recorded within SG&A and cost of sales. Since its inception and through December 31, 2022, the Company recorded $112.1 million of total pre-tax restructuring and related charges consisting primarily of i) $83.6 million of employee severance, other personnel benefits, professional fees and other costs; and (ii) $28.5 million of lease and other restructuring-related charges that were recorded within SG&A and cost of sales.

Since its inception in March 2020 and through December 31, 2022, approximately 965 positions have been eliminated worldwide under RGGA.

For further information on the RGGA, see Note 2, "Restructuring Charges," to the Company's Consolidated Financial Statements in this Form 10-K. For further information on the extension and expansion of the RGGA, see Note 24, "Subsequent Events" to the Company's Consolidated Financial Statements in this Form 10-K.

REVLON, INC AND SUBSIDIARIES
COMBINED MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)

Impairment Charges:
The table below shows the Company's impairment charges for the periods presented:

	Year Ended December 31,
	2022	2021	Change
Impairment charges	$24.3	$—	$24.3

During the year ended December 31, 2022, in connection with its interim impairment analysis, the Company recorded non-cash impairment charges for finite-lived and indefinite-lived intangibles of $18.7 million and $5.6 million, respectively, compared to no impairment charges for the year ended December 31, 2021. The impairment indicators comprised primarily of a deterioration in general macroeconomic conditions, such as the global supply chain disruptions and inflation, potential increases to costs of raw materials and adverse developments in equity and credit markets.

For further information on these non-cash impairment charges, see Note 6, “Goodwill and Intangible Assets, Net,” to the Company's Consolidated Financial Statements in this Form 10-K.

Interest expense:
The table below shows the Company's interest expense for the periods presented:

	Year Ended December 31,
	2022	2021	Change
Interest expense	$252.9	$247.7	$5.2

The $5.2 million increase in interest expense during the year ended December 31, 2022, as compared to the year ended December 31, 2021, was primarily driven by interest expense from DIP facilities partially offset by contractual interest stayed on certain pre-petition debt reclassified to LSTC.

Foreign currency losses, net:

The table below shows the Company's foreign currency losses, net for the periods presented:

	Year Ended December 31,
	2022	2021	Change
Foreign currency losses, net	$25.1	$10.6	$14.5

The $14.5 million increase in foreign currency losses, net, during the year ended December 31, 2022, compared to the year ended December 31, 2021, was primarily driven by the net unfavorable impact of foreign currency fluctuations on certain U.S. Dollar denominated intercompany payables, particularly, the strengthening of the U.S. Dollar against the British Pound and Australian Dollar, compared to the prior year's period .

Provision for income taxes:

The table below shows the Company's provision for income taxes for the periods presented:

	Year Ended December 31,
	2022	2021	Change
Provision for income taxes	$31.7	$6.2	$25.5

REVLON, INC AND SUBSIDIARIES
COMBINED MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)
The Company recorded a provision for income taxes of $31.7 million for the year ended December 31, 2022, compared to a provision for income taxes of $6.2 million for the year ended December 31, 2021. The $25.5 million increase in the provision for income taxes for the year ended December 31, 2022, compared to same period in 2021, was primarily due to the geographical mix of earnings, net change of valuation allowance on its net deferred tax assets for certain jurisdictions.

The Company's effective tax rate for the year ended December 31, 2022 was lower than the federal statutory rate of 21% primarily due to losses and certain deductions for which no tax benefit can be recognized. Effective in 2022, the Tax Cuts and Jobs Act (“TCJA”) requires all U.S. companies to capitalize, and subsequently amortize research and experimental (“R&E”) expenses that fall within the scope of Section 174. We have accounted for the effects of the R&E capitalization, based on interpretation of the law as currently enacted. In addition, when the taxpayer calculates the adjusted taxable income for purposes of Section 163(j) business interest limitation calculation, depreciation, amortization and depletion expense are no longer added back to calculate the adjusted taxable income for tax years starting January 1, 2022.

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

As of December 31, 2022, the Company concluded that, based on its evaluation of objectively verifiable evidence, it continues to be more likely than not that its net federal deferred tax assets are not recoverable. In assessing the realizability of deferred tax assets, the key assumptions used to determine positive and negative evidence included the Company’s cumulative taxable income or loss for the past three years, future reversals of existing taxable temporary differences, the implementation of tax planning strategies, as well as the Company's cost reduction initiatives and efficiency efforts. Accordingly, the Company recorded a charge of $110.3 million in the fourth quarter of 2022 ($25.2 million in 2021) as a valuation allowance against its net deferred tax assets.

For further information, see Note 13, "Income Taxes," to the Company's Audited Consolidated Financial Statements in this Form 10-K.

Results of Operations — Products Corporation

Products Corporation's Consolidated Statements of Operations and Comprehensive Loss are essentially identical to Revlon, Inc.'s Consolidated Statements of Operations and Comprehensive Loss, except for the following:

	Year Ended December 31,
	2022	2021
Net loss - Revlon, Inc.	$(673.9)	$(206.9)
Selling, general and administrative expenses	7.7	7.6
Miscellaneous, net	(12.9)	(15.1)
Provision for income taxes	—	3.0
Net loss - Products Corporation	$(679.1)	$(211.4)

Refer to Revlon’s “Management Discussion and Analysis of Financial Condition and Results of Operations” herein.

Financial Condition, Liquidity and Capital Resources

At December 31, 2022, the Company had a liquidity position of $308.3 million, consisting of: (i) $249.3 million of unrestricted cash and cash equivalents (with approximately $94.6 million held outside the U.S.); (ii) $60.4 million in available borrowing capacity under the DIP ABL Facility (which had $41.8 million drawn at such date); and less (iii) approximately $1.4 million of outstanding checks.
Liquidity and Ability to Continue as a Going Concern

Our consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates continuity of operations, realization of assets, and satisfaction of liabilities in the normal course of business. In connection with the preparation of our consolidated financial statements, we conducted an evaluation as to whether there were conditions and events, considered in the aggregate, that raised substantial doubt as to the Company’s ability to continue as a going concern. Each reporting period, the Company assesses its ability to continue as a going concern for one year from the date the financial statements are issued.
In light of the Company's Chapter 11 Cases, the Company's ability to continue as a going concern is contingent upon, among other things, its ability to, subject to the Bankruptcy Court's approval as applicable, (i) implement the Plan in a timely manner and within the milestones that have been established under the DIP Facilities and the Restructuring Support Agreement, which currently contemplate obtaining confirmation of the Plan and emerging from Chapter 11 in April 2023, and (ii) generate sufficient liquidity during the Chapter 11 Cases and following emergence from Chapter 11 to meet our contractual obligations and operating needs. As a result of risks and uncertainties related to, among other things, (i) the Company's ability to obtain requisite support for the Plan from various stakeholders, and (ii) the disruptive effects of the Chapter 11 Cases on our business and liquidity making it potentially more difficult to maintain business, financing and operational relationships, substantial doubt exists regarding our ability to continue as a going concern within one year after the date that the financial statements are issued.

The filing of the Chapter 11 Cases constituted an event of default that accelerated substantially all of the Company's obligations under nearly all of its pre-petition debt instruments. As such, the Company reclassified all pre-petition debt obligations to liabilities subject to compromise on its consolidated balance sheets as of December 31, 2022. For additional discussion regarding the impact of the Chapter 11 Cases on the Company's debt obligations, see Note 8. Debt.

The Company's consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

The Company continues to focus on cost reduction and risk mitigation actions to address potential macroeconomic headwinds, such as rising global inflation and a potential economic recession or contraction in the near future. The Company may generate additional liquidity through continued cost control initiatives as well as funds provided by selling certain assets or other strategic transactions, potentially subject to Bankruptcy Court approval. If sales decline, the Company’s cost control initiatives may include reductions in discretionary spend and reductions in investments in capital and permanent displays.

Recent Debt Transactions

Second and Third Quarter of 2022 Financing Transactions

Debtor-in-Possession Financing

On June 17, 2022, the Bankruptcy Court approved the DIP Facilities on an interim basis pursuant to the Interim Order for the DIP Facilities and the closing of the following facilities occurred. On June 17, 2022, all or certain of the Debtors entered into (i) the DIP ABL Facility, evidenced by a term sheet, in the maximum aggregate principal amount of $400 million, with certain financial institutions party thereto as lenders and MidCap Funding IV Trust, as administrative agent and collateral agent, (ii) the DIP Term Loan Facility, in the aggregate principal amount of $575 million, with certain financial institutions party thereto as lenders and Jefferies Finance, LLC, as administrative agent and collateral agent, and (iii) the Intercompany DIP Facility with the BrandCos. On June 30, 2022, the Company and Products Corporation entered into that certain Super-Priority Senior Secured Debtor-in-Possession Asset-Based Credit Agreement (the “DIP ABL Credit Agreement”), by and among Products Corporation, as the Borrower, the Company, as Holdings, the lenders party thereto and MidCap Funding IV Trust, as Administrative Agent and Collateral Agent, which evidences the DIP ABL Facility and establishes certain additional terms and conditions that govern the DIP ABL Facility. On August 2, 2022, the Bankruptcy Court approved the DIP Facilities on a final basis pursuant to the Final Order for the DIP Facilities. Borrowings of $575 million ($375 million was drawn on June 17, 2022 and $200 million was drawn on August 3, 2022) under the DIP Term Loan Facility and borrowings under the DIP ABL Facility are being used to, among other things, (i) refinance certain obligations under the Amended 2016 Revolving Credit Agreement and the 2021 Foreign Asset-Based Term Agreement and (ii) for general corporate purposes.

The DIP ABL Facility, among other things, provides for (i) an asset-based revolving credit facility in the maximum aggregate amount of $270 million (the “Tranche A DIP ABL Facility”), the initial proceeds of which were used to refinance the Tranche A Revolving Secured Obligations (as defined in the Amended 2016 Revolving Credit Agreement), and (ii) an asset-
based term loan facility in the amount of $130 million (the “SISO DIP ABL Facility”), the proceeds of which were used to refinance the SISO Secured Obligations (as defined in the Amended 2016 Revolving Credit Agreement). The remaining proceeds of the DIP ABL Facility will be used for general corporate purposes of the Debtors, including to pay expenses in connection with the Chapter 11 Cases, in accordance with the terms of the Final Order for the DIP Facilities. The borrowing base in respect of the Tranche A DIP ABL Facility is consistent with the borrowing base under the Amended 2016 Revolving Credit Agreement (without giving effect to the accommodation provided for in Amendment No. 9 thereto and subject to an availability reserve to be determined by MidCap Funding Trust IV subject to the terms of the DIP ABL Facility and a carve-out reserve for certain professional fees) and is subject to certain customary reserves.

The maturity date of the DIP ABL Facility is the earliest of (i) June 17, 2023 (the “Scheduled Maturity Date”), with an option to extend to the earlier of 180 days after the Scheduled Maturity Date and the extended maturity date of the DIP Term Loan Facility following the exercise by Products Corporation of its option to extend the maturity date thereunder; (ii) the effective date of any Chapter 11 plan for the reorganization of any Debtor; (iii) the consummation of any sale or other disposition of all or substantially all of the assets of the Debtors pursuant to Bankruptcy Code Section 363; (iv) the date of the acceleration of the DIP ABL Facility and termination of the corresponding commitments; (v) the date the Bankruptcy Court orders the conversion of the Chapter 11 Cases of any of the Debtors to a Chapter 7 liquidation, (vi) the rejection or termination of the BrandCo License Agreements (as defined in the DIP ABL Credit Agreement) and (vii) the dismissal of the Chapter 11 Cases of any Debtor without the consent of the holders of more than 50% of the loans and commitments under the Tranche A DIP ABL Facility. The outstanding principal of the DIP ABL Facility is due and payable in full on the maturity date.

The DIP ABL Facility is secured by a perfected (i) first priority priming security interest and lien on substantially all assets of the Debtors (other than the BrandCos and Beautyge I, an exempted company incorporated in the Cayman Islands (“Beautyge I”)) constituting ABL Facility First Priority Collateral (as defined in the DIP ABL Facility), (ii) junior priority priming security interest and lien on substantially all assets of the Debtors (other than the BrandCos and Beautyge I) constituting Term Facility First Priority Collateral (as defined in the DIP ABL Facility), and (iii) security interests and liens on substantially all assets of the Debtors (other than the BrandCos and Beautyge I) that were not, on the Petition Date, subject to valid, unavoidable and perfected security interests and liens, pursuant to Bankruptcy Code Section 364(c)(2), with the following priority: if such collateral is of the same nature, scope and type as (a) ABL Facility First Priority Collateral, on a first priority basis, and (b) Term Facility First Priority Collateral, on a junior priority basis subject to the liens in favor of the DIP Term Loan Facility, the Intercompany DIP Facility and any adequate protection liens granted to certain of Products Corporation’s secured creditors (the collateral for the DIP ABL Facility, the “Opco DIP Collateral”). The DIP ABL Facility is subject to certain customary and appropriate conditions for financings of similar type.

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

The DIP ABL Facility is subject to customary affirmative and negative covenants and events of default for post-petition financing of this type, including, without limitation, customary “milestones” for progress in the Chapter 11 Cases (including, without limitation, the filing of a disclosure statement to solicit votes on a plan of reorganization and the entry of an order by the Bankruptcy Court confirming such plan of reorganization), a covenant requiring Products Corporation to repay loans in the event that Products Corporation and its subsidiaries hold cash and cash equivalents in excess of a specified amount and a covenant requiring that actual receipts, disbursements and net cash flow do not deviate from the amounts set forth in the applicable budget of the Debtors by more than certain specified amounts.

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

The maturity date of the DIP Term Loan Facility is the earliest of (i) June 17, 2023, with an option to extend by up to 180 days at the option of Products Corporation; (ii) the effective date of any Chapter 11 plan for the reorganization of any Debtor;
(iii) the consummation of any sale or other disposition of all or substantially all of the assets of the Debtors pursuant to Bankruptcy Code Section 363; and (iv) the date of acceleration or termination of the DIP Term Loan Facility in accordance with the definitive documents governing the DIP Term Loan Facility. The outstanding principal of the DIP Term Loan Facility is due and payable in full on the maturity date.

The DIP Term Loan Facility is secured by a perfected (i) first priority priming security interest and lien on the Term Facility First Priority Collateral, (ii) junior priority priming security interest and lien on the ABL Facility First Priority Collateral, (iii) a first priority priming security interest and lien on substantially all the assets of the BrandCos and Beautyge I, and (iv) security interests and liens on substantially all assets of the Debtors that were not, on the Petition Date, subject to valid, unavoidable and perfected security interests and liens, pursuant to Bankruptcy Code Section 364(c)(2), with the following priority: if such collateral is of the same nature, scope and type as (a) Term Facility First Priority Collateral, on a first priority basis, and (b) ABL Facility First Priority Collateral, on a junior priority priming basis subject to the liens in favor of the DIP ABL Facility and any adequate protection liens granted to certain of Products Corporation’s secured creditors. In addition, the DIP Term Loan Facility is guaranteed by the obligors under, and secured by substantially the same assets that secured, the 2021 Foreign Asset-Based Term Facility. The DIP Term Loan Facility includes certain customary and appropriate conditions for financings of similar type.

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

The DIP Term Loan Facility is subject to customary affirmative and negative covenants and events of default for post-petition financings of this type, including, without limitation, customary “milestones” for progress in the Chapter 11 Cases (including, without limitation, the filing of a disclosure statement to solicit votes on a plan of reorganization and the entry of an order by the Bankruptcy Court confirming such plan of reorganization), a covenant to maintain minimum liquidity and a covenant requiring that actual receipts, disbursements and net cash flow do not deviate from the amounts set forth in the applicable budget of the Debtors by more than certain specified amounts.

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

The foregoing description of the DIP Facilities does not purport to be complete and is qualified in its entirety by reference to (i) the Super-Priority Senior Secured Debtor-in-Possession Asset-Based Credit Agreement, dated as of June 30, 2022, by and among Revlon Consumer Products Corporation, a debtor and debtor-in-possession under Chapter 11 of the Bankruptcy Code, as the Borrower, Revlon, Inc., a debtor and debtor-in-possession under Chapter 11 of the Bankruptcy Code, as Holdings, the lenders party thereto and MidCap Funding IV Trust, as Administrative Agent and Collateral Agent, (ii) the Superpriority Senior Secured Debtor-in-Possession Credit Agreement, dated as of June 17, 2022, by and among Revlon Consumer Products Corporation, a debtor and debtor-in-possession under Chapter 11 of the Bankruptcy Code, as the Borrower, Revlon, Inc., a debtor and debtor-in-possession under Chapter 11 of the Bankruptcy Code, as Holdings, the lenders party thereto and Jefferies Finance LLC, as Administrative Agent and Collateral Agent (the “DIP Term Loan Credit Agreement”) and (iii) the Interim Order (i) authorizing the debtors to (a) obtain post-petition financing and (b) use cash collateral, (ii) granting liens and providing superpriority administrative expense status, (iii) granting adequate protection to the prepetition secured parties, (iv) modifying the automatic stay, (v) scheduling a final hearing, and (vi) granting related relief (collectively clauses (iii)(i)-(vi), the “Interim Order for the DIP Facilities”), and (iv) the Final Order (i) authorizing the debtors to (a) obtain post-petition financing and (b) use cash collateral, (ii) granting liens and providing superpriority administrative expenses status, (iii) granting adequate protection to the prepetition secured parties, (iv) modifying the automatic stay, and (v) granting related relief (collectively clauses (iv)(i)-(vi), the "Final Order for the DIP Facilities").

The Company incurred approximately $18.5 million of new debt issuance costs in connection with the DIP Facilities, which were expensed during the year-ended December 31, 2022, to "Reorganization items, net" on the Company's Consolidated Statement of Operations and Comprehensive Loss.

First Quarter of 2022 Financing Transactions

Amendment No. 9 to the Amended 2016 Revolving Credit Agreement: Tranche A - Revolving Credit Facility and Second-In, Second-Out ("SISO") Term Loan Facility

On March 31, 2022, Products Corporation entered into Amendment No. 9 (“Amendment No. 9') to the asset-based revolving credit agreement, dated as of September 7, 2016, by and among Products Corporation and certain of its subsidiaries, as borrowers, the Company, as holdings, the lenders party thereto and Citibank, N.A., as administrative agent and collateral agent (as amended, the "Amended 2016 Revolving Credit Agreement" and the credit facility thereunder, the "Amended 2016 Revolving Credit Facility").

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

First Amendment to 2021 Foreign Asset-Based Term Facility

Foreign Asset-Based Term Agreement

On March 30, 2022, Revlon Finance LLC, a Delaware limited liability company and wholly-owned subsidiary of Revlon (the “FABTL Borrower”), entered into the First Amendment (the “First Amendment to FABTL”) to the 2021 Foreign Asset-Based Term Agreement.

The First Amendment to FABTL, among other things, made certain changes to the calculation of the borrowing base that had the effect of temporarily increasing the borrowing base for one year after the effective date of the First Amendment to FABTL. Initially the increase in the borrowing base was estimated to be approximately $7 million. The FABTL Borrower was required to pay customary fees in connection with the First Amendment to FABTL. A portion of the proceeds of the DIP Term Loan Facility was used to refinance the 2021 Foreign Asset-Based Term Facility.

Changes in Cash Flows

As of December 31, 2022, the Company had cash, cash equivalents and restricted cash of $253.1 million, compared with $120.9 million at December 31, 2021. The following table summarizes the Company’s cash flows from operating, investing and financing activities for the periods presented:

	Year Ended December 31,
	2022	2021
Net cash used in operating activities	$(243.5)	$(11.0)
Net cash used in investing activities	(13.8)	(12.1)
Net cash provided by financing activities	392.3	44.2
Effect of exchange rate changes on cash and cash equivalents	(2.8)	(2.7)
Net increase in cash, cash equivalents and restricted cash	132.2	18.4
Cash, cash equivalents and restricted cash at beginning of period	120.9	102.5
Cash, cash equivalents and restricted cash at end of period	$253.1	$120.9

Operating Activities
Net cash used in operating activities was $243.5 million and $11.0 million for the year ended December 31, 2022 and 2021, respectively. The increase in cash used in operating activities for the year ended December 31, 2022, compared to the year ended December 31, 2021, was primarily driven by a higher net loss largely driven by reorganization costs associated with the Company's bankruptcy filing.

Investing Activities
Net cash used in investing activities was $13.8 million for the year ended December 31, 2022, compared to $12.1 million for the year ended December 31, 2021. Investing activities primarily relate to capital expenditures partially offset by proceeds on the sale of certain assets in 2021.

Financing Activities
Net cash provided by financing activities was $392.3 million and $44.2 million for the year ended December 31, 2022 and 2021, respectively.
Net cash provided by financing activities for the year ended December 31, 2022 primarily included:
•$575.0 million of borrowings under the DIP Term Loan Facility;
with the foregoing partially offset by:
•$75.0 million repayments under the 2021 Foreign Asset-Based Term Facility;
•$67.2 million repayments under the Tranche A DIP ABL Facility;
•$20.5 million of payment of financing costs incurred in connection with the first and second quarters of 2022 refinancing transactions, comprised of: (i) approximately $18.5 million of payments of financing costs incurred in connection with the DIP Term Loan Facility; (ii) approximately $2.0 million of payments of financing costs incurred in connection with the first quarter of 2022 refinancing transactions;
•$6.6 million of pre-petition interest payments in connection with the troubled debt restructuring accounting treatment of the 5.75% Senior Notes Exchange Offer, which were deemed as return of principal to the participating lenders;
•$4.7 million of repayments under the 2020 BrandCo Facilities;
•$2.3 million repayments under the 2016 Term Loan Facility;
•$2.3 million of decreases in short-term borrowings and overdraft; and
•$0.6 million of net repayments under the Amended 2016 Revolving Credit Agreement.

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

Long-Term Debt Instruments

For additional information on the terms and conditions of Products Corporation’s various pre-existing debt instruments and financing transactions, including, without limitation, the 2020 BrandCo Facilities, 2016 Term Loan Facility, Amended 2016 Revolving Credit Facility, 2021 Foreign Asset-Based Term Facility, 2019 Term Loan Facility, 2018 Foreign Asset-Based Term Facility (which was fully repaid and refinanced by the 2021 Foreign Asset-Based Term Facility), 2020 Restated Line of Credit Facility (which was terminated in accordance with its terms on December 31, 2020) and 6.25% Senior Notes, reference should be made Note 8. "Debt," to the Company's Audited Consolidated Financial Statements in this 2022 Form 10-K.

Covenants
Products Corporation was in compliance with all applicable covenants under the DIP ABL Credit Agreement, and the DIP Term Loan Credit Agreement, in each case as of December 31, 2022. At December 31, 2022, the aggregate principal amounts outstanding and availability under Products Corporation’s various revolving credit facilities were as follows:

	Commitment	Borrowing Base	Aggregate principal amount outstanding at December 31, 2022	Availability at December 31, 2022 (a)
Tranche A DIP ABL Facility due 2023	$270.0	$102.2	$41.8	$60.4
SISO DIP ABL Facility due 2023	$130.0	$130.0	$130.0	$—
2020 ABL FILO Term Loans	$50.0	$50.0	$50.0	$—
(a) Availability as of December 31, 2022 is based upon the Tranche A Revolving borrowing base then in effect under Tranche A DIP ABL Facility of $102.2 million, less $41.8 million then drawn.

Sources and Uses

The Company’s principal sources of funds are expected to be operating revenues, cash on hand and funds that may be available from time to time for borrowing under the DIP ABL Facility and other permissible borrowings. The 2016 Credit Agreements, the 2020 BrandCo Credit Agreement, the 6.25% Senior Notes Indenture, the DIP ABL Credit Agreement and the DIP Term Loan Credit Agreement contain certain provisions that by their terms limit Products Corporation's and its subsidiaries’ ability to, among other things, incur additional debt, subject to certain exceptions.

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

The Company’s cash contributions to its pension and post-retirement benefit plans in the year ended December 31, 2022 were $4.9 million. The Company expects that cash contributions to its pension and post-retirement benefit plans will be approximately $1.2 million in the aggregate for 2023. For a further discussion, see Note 11, "Pension and Post-Retirement Benefits," to the Company's Audited Consolidated Financial Statements in this 2022 Form 10-K.

The Company’s cash taxes paid in the year ended December 31, 2022 to state and foreign jurisdictions were $8.5 million. The Company expects to pay net cash taxes totaling approximately $10 million to $15 million in the aggregate during 2023. For a further discussion, see Note 13, "Income Taxes," to the Company's Audited Consolidated Financial Statements in this 2022 Form 10-K.
The Company’s purchases of permanent wall displays and capital expenditures in the year ended December 31, 2022 were $28.1 million and $13.8 million, respectively. The Company expects that purchases of permanent wall displays will total approximately $55 million to $60 million in the aggregate during 2023 and expects that capital expenditures will total approximately $30 million to $35 million in the aggregate during 2023.
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
There can be no assurance that available funds will be sufficient to meet the Company’s cash requirements on a consolidated basis, as, among other things, the Company’s liquidity can be impacted by a number of factors, including its level of sales, costs and expenditures, as well as accounts receivable and inventory, which serve as the principal variables impacting the amount of liquidity available under the DIP ABL Facility. For example, subject to certain exceptions, revolving loans under the DIP ABL Facility must be prepaid to the extent that outstanding loans exceed the applicable borrowing base, consisting of certain accounts receivable, inventory and real estate. For information regarding certain risks related to the Company’s indebtedness and cash flows, see Item 1A. “Risk Factors” in this 2022 Form 10-K.
If the Company’s anticipated level of revenues is not achieved because of, among other things, decreased consumer spending in response to weak economic conditions or weakness in the consumption of beauty products in one or more of the Company's segments; adverse changes in tariffs, foreign currency exchange rates, foreign currency controls and/or government-mandated pricing controls; decreased sales of the Company’s products as a result of increased competitive activities by the Company’s competitors and/or decreased performance by third-party suppliers, whether due to shortages of raw materials or otherwise; changes in consumer purchasing habits, including with respect to retailer preferences and/or sales channels, such as due to any further consumption declines that the Company has experienced; inventory management by the Company's customers; space reconfigurations or reductions in display space by the Company's customers; retail store closures in the brick-and-mortar channels where the Company sells its products, as consumers continue to shift purchases to online and e-commerce channels; changes in pricing, marketing, advertising and/or promotional strategies by the Company's customers; or less than anticipated results from the Company’s existing or new products or from its advertising, promotional, pricing and/or marketing plans; or if the Company’s expenses, including, without limitation, for the purchase of permanent displays, capital expenditures, debt service payments and costs, cash tax payments, pension and other post-retirement plan contributions, payments in connection with the Company’s restructuring programs (such as the RGGA Program), severance not otherwise included in the Company’s restructuring programs, business and/or brand acquisitions (including, without limitation, through licensing transactions), if any, additional debt and/or equity repurchases, if any, costs related to litigation, discontinuing non-core business lines and/or entering and/or exiting certain territories and/or channels of trade, advertising, promotional and marketing activities or for sales returns related to any reduction of space by the Company's customers, product discontinuances or otherwise, exceed the anticipated level of expenses, the Company’s current sources of funds may be insufficient to meet the Company’s cash requirements. For further discussion of certain risks associated with the Company's business and indebtedness, see Item 1A. "Risk Factors" in this 2022 Form 10-K.

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
The Company utilized a 4.95% weighted-average discount rate in 2022 for the Company's U.S. defined benefit pension plans, compared to a 2.59% weighted-average discount rate in 2021. The Company utilized a 4.43% weighted-average discount rate for the Company’s international defined benefit pension plans in 2022, compared to a 1.74% weighted-average discount rate selected in 2021. The discount rates are used to measure the benefit obligations at the measurement date and the net periodic benefit income/cost for the subsequent calendar year and are reset annually using data available at the measurement date. The changes in the discount rates used for 2022 were primarily due to observed increases in long-term interest yields on high-quality corporate bonds during 2022. At December 31, 2022, the increase in the discount rates from December 31, 2021 had the effect of decreasing the Company’s projected pension benefit obligation by approximately $90.6 million.
In selecting its expected long-term rate of return on its plan assets, the Company considers a number of factors, including, without limitation, recent and historical performance of plan assets, the plan portfolios' asset allocations over a variety of time periods compared with third-party studies, the performance of the capital markets in recent years and other factors, as well as advice from various third parties, such as the plans' advisors, investment managers and actuaries. While the Company considered both the recent performance and the historical performance of plan assets, the Company’s assumptions are based primarily on its estimates of long-term, prospective rates of return. The difference between actual and expected return on plan assets is reported as a component of accumulated other comprehensive (loss) income and the resulting gains or losses are amortized over future periods as a component of the net periodic benefit cost. For the Company’s U.S. defined benefit pension plans, the expected long-term rate of return on the pension plan assets used was 4.50% for both 2022 and 2021. The weighted-average expected long-term rate of return used for the Company’s international plans was 3.57% for 2022 and 3.46% for 2021. For 2022, the Company realized a loss on pension plan assets of $89.8 million, as compared with expected return on plan assets of $19.4 million. The resulting net deferred loss of $109.2 million, when combined with gains and losses from previous years, will be amortized over periods ranging from approximately 10 to 30 years. The actual return on plan assets for 2022 was below expectations, primarily due to lower returns from investments in developed equity markets.

The table below reflects the Company’s estimates of the possible effects that changes in the discount rates and expected long-term rates of return would have had on its 2022 net periodic benefit costs and its projected benefit obligation at December 31, 2022 for the Company’s principal defined benefit pension plans, with all other assumptions remaining constant:

	Effect of		Effect of
	25 basis points increase		25 basis points decrease
	Net periodic benefit costs	Projected pension benefit obligation	Net periodic benefit costs	Projected pension benefit obligation
Discount rate	$2.0	$(9.3)	$1.2	$9.6
Expected long-term rate of return	$(0.2)	$—	$1.9	$—

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
To determine the fiscal 2023 net periodic benefit income/cost, the Company is using the "full yield curve" approach described above to separately calculate discount rates for each of the service and interest components. The following table represents the weighted average discount rates used in calculating each component of service and interest costs for the Company's U.S. and international defined benefit pension plans:

	U.S. Plans	International Plans
Interest cost on projected benefit obligation	4.86%	4.67%
Service cost(a)	N/A	2.14%
Interest cost on service cost(a)	N/A	2.05%
(a) Service cost and interest on service cost are no longer applicable for the U.S. plans as the UAW Plan was frozen during 2019.
For 2023, the Company is using long-term rates of return on pension plan assets of 5.50% and 4.75% for its U.S. and international defined benefit pension plans, respectively. The Company expects that the impact of the changes in discount rates and the return on plan assets in 2023 will result in net periodic benefit cost of approximately $18.6 million for 2023, compared to $4.7 million of net periodic benefit cost in 2022, excluding the curtailment gain.
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
Effective January 1, 2018, the Company implemented its brand-centric organizational structure which is built around four global brand teams: Revlon; Elizabeth Arden; Portfolio; and Fragrances, which also represent the Company's reporting segments. Concurrent with the change in reporting segments, goodwill was reassigned to the affected reporting units that have been identified within each reporting segment using a relative fair value allocation approach as outlined in Accounting Standards Codification ("ASC") 350, Intangibles - Goodwill and Other. Goodwill totaled $562.2 million and $562.8 million as of December 31, 2022 and 2021, respectively. As of December 31, 2022, goodwill of $264.7 million, $87.7 million, $89.2 million and $120.6 million related to the Revlon, Portfolio, Elizabeth Arden and Fragrances segments, respectively. Indefinite-lived intangibles totaled $102.6 million and $111.6 million as of December 31, 2022 and 2021, respectively.
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
The Company establishes its reporting units based on its current reporting structure, product characteristics and management. Within each of the Elizabeth Arden and Portfolio segments, the Company has identified two reporting units. The two reporting units within the Elizabeth Arden segment are: (i) Elizabeth Arden Skin and Color, which includes Elizabeth Arden skin care and color cosmetics brands; and (ii) Elizabeth Arden Fragrances, which includes Elizabeth Arden branded fragrances. The two reporting units within the Portfolio segment are: (i) Mass Portfolio, which includes the Company's brands sold primarily through the mass retail channel; and (ii) Professional Portfolio, which includes the Company's brands sold primarily through professional salons. The Company's Revlon and Fragrances reporting units are consistent with the reportable segments identified in Note 16, "Segment Data and Related Information," in the Company’s Audited Consolidated Financial Statements in this 2022 Form 10-K. For purposes of testing goodwill for impairment, goodwill has been allocated to each reporting unit to the extent that goodwill relates to each reporting unit.
Indefinite-lived intangible assets, consisting of certain trade names, are not amortized, but rather are tested for impairment annually during the fourth quarter using October 1st carrying values, in accordance with ASC 350, and the Company recognizes an impairment if the carrying amount of its intangible assets exceeds its fair value. Intangible assets with finite useful lives are amortized over their respective estimated useful lives to their estimated residual values. The Company writes off the gross carrying amount and accumulated amortization for intangible assets in the year in which the asset becomes fully amortized.
Finite-lived intangible assets are considered for impairment under ASC 360-10, Impairment and Disposal of Long-Lived Assets ("ASC 360"), upon the occurrence of certain "triggering events" and the Company recognizes an impairment if the carrying amount of the long-lived asset group exceeds the Company's estimate of the asset group's undiscounted future cash flows.
Impairment testing
Goodwill Impairment Testing
For 2022, in assessing whether goodwill was impaired in connection with its annual impairment testing performed during the fourth quarter of 2022 using October 1st, 2022 carrying values, the Company, in accordance with ASC 350, performed a quantitative assessment for five of its reporting units, namely: (i) Revlon (ii) Elizabeth Arden Skin & Color, (iii) Elizabeth Arden Fragrances, (iv) Professional Portfolio and (v) Fragrances reporting units. The Mass Portfolio reporting unit's goodwill was written down to nil in 2020.
In performing its 2022 quantitative goodwill assessments, the Company used the simplified approach allowed under ASU No. 2017-04 to test its reporting units for impairment. Based upon such assessment, the Company determined that it was more likely than not that the fair value of each of such aforementioned reporting units exceeded their respective carrying amounts for 2022. Consequently, no impairment changes were recognized during the 2022 annual goodwill impairment assessment test.
The fair value of the Fragrances reporting unit exceeded its carrying amount by approximately 12%, while the fair values of the other aforementioned reporting units exceeded their carrying amounts ranging from approximately 44% to approximately 49%, as of the October 1, 2022 valuation date.
The above-mentioned fair values were primarily determined using a weighted average market and income approach. The income approach requires several assumptions including those regarding future sales growth, EBITDA (earnings before interest, taxes, depreciation and amortization) margins, and capital expenditures, which are the basis for the information used in the discounted cash flow model. The weighted-average cost of capital used in the income approach ranged from 10.5% to 13.0%, with a perpetual growth rate of 2%. For the market approach, the Company considered the market comparable method based upon total enterprise value multiples of other comparable publicly-traded companies.
The key assumptions used to determine the estimated fair values of the Company's reporting units for its annual assessment included the expected success of the Company's future new product launches, the Company's achievement of its expansion

REVLON, INC AND SUBSIDIARIES
COMBINED MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
(all tabular amounts in millions, except share and per share amounts)
plans, the Company's realization of its cost reduction initiatives and other efficiency efforts. If such plans and assumptions do not materialize as anticipated, or if there are further challenges in the business environment in which the Company's reporting units operate, a resulting change in actual results from the Company's key assumptions could have a negative impact on the estimated fair values of the reporting units, which could require the Company to recognize additional impairment charges in future reporting periods.
During the second quarter of 2022, the Company performed a quantitative interim goodwill impairment assessment and determined that it was more likely than not that the fair values of each of its reporting units exceeded their respective carrying amounts, as further specified in Note 6, "Goodwill and Intangible Assets, Net".
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
Finite and Indefinite-lived Intangibles Impairment Testing
For 2022, the Company reviewed its finite-lived and indefinite lived intangible assets for impairment in conjunction with its annual goodwill impairment assessment. No impairment charges were recognized related to the carrying value of any of the Company's finite-lived and indefinite lived intangible assets as a result of the 2022 annual impairment tests.
The fair values determined as part of the Company’s indefinite-lived intangibles quantitative analysis exceeded their carrying amounts ranging from approximately 12% to approximately 76% as of the October 1, 2022 valuation date.
During the second quarter of 2022, the Company determined certain indicators of potential impairment existed, warranting an interim impairment assessment over its finite-lived and indefinite-lived intangible assets, performed in conjunction with the Company's interim impairment testing of goodwill. These indicators included a deterioration in general macroeconomic conditions, such as the global supply chain disruptions and inflation, potential increases to costs of raw materials, adverse developments in equity and credit markets, deterioration in some of the economic channels in which the Company operates, the recent trading values of the Company's capital stock and the corresponding decline in the Company’s market capitalization. Based upon such assessment, the Company recognized non-cash impairment charges of $18.7 million and $5.6 million, related to finite lived and indefinite-lived intangible assets, respectively, within the Company's Mass Portfolio reporting unit, as further specified in Note 6, "Goodwill and Intangible Assets, Net".
For 2021, no impairment was recognized related to the carrying value of any of the Company's finite or indefinite-lived intangible assets as a result of the annual impairment testing.
See Note 6, "Goodwill and Intangible Assets, Net," to the Company's Audited Consolidated Financial Statements in this 2022 Form 10-K for further information on the Company's goodwill and intangible assets.
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
As of December 31, 2022, the Company is indefinitely reinvested in the accumulated undistributed earnings of all of its foreign subsidiaries. If earnings are repatriated, any excess of financial reporting over tax basis could be subject to federal, state and foreign withholding taxes. At this time, the determination of deferred tax liabilities on the amount of financial reporting over tax basis is not practicable.
See Note 13, "Income Taxes," to the Company's Audited Consolidated Financial Statements in this 2022 Form 10-K for further information.
Adoption of ASC 852:
Beginning on the Petition Date, the Company applied Financial Accounting Standards Board Codification Topic 852, Reorganizations ("ASC 852") in preparing the consolidated financial statements. ASC 852 requires the financial statements, for the periods subsequent to the Petition Date cases and up to and including the period of emergence from Chapter 11 (the “Effective Date”), to distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, certain charges incurred during the bankruptcy proceedings, such as legal and professional fees incurred directly as a result of the bankruptcy proceeding, the write-off of deferred financing costs and discount on debt subject to compromise and other related charges are recorded as Reorganization items, net in the Consolidated Statements of Operations and Comprehensive Loss. In addition, prepetition obligations that may be impacted by the Chapter 11 process have been classified on the Consolidated Balance Sheets as of December 31, 2022 as liabilities subject to compromise. These liabilities are reported at the amounts we anticipate will be allowed by the Bankruptcy Court, even if they may be settled for lesser amounts. See Note 21. Liabilities Subject to Compromise and Note 22. Reorganization Items, Net for more information regarding these items.

Recently Evaluated and/or Adopted Accounting Pronouncements
See Note 1., "Description of Business and Summary of Significant Accounting Policies," to the Company's Audited Consolidated Financial Statements in this 2022 Form 10-K for further information.

Recently Issued Accounting Pronouncements
See Note 1., "Description of Business and Summary of Significant Accounting Policies," to the Company's Audited Consolidated Financial Statements in this 2022 Form 10-K for further information.

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

Not applicable to a "smaller reporting company" as defined in Rule 12b-2 of the Exchange Act.

Item 8. Financial Statements and Supplementary Data

Reference is made to the Index of the Company’s Consolidated Financial Statements and the Notes thereto. Supplementary Data not applicable as a smaller reporting company.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

REVLON, INC AND SUBSIDIARIES
Item 9A. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including the Company's Chief Executive Officer and Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company's management, with the participation of the Company's Chief Executive Officer and Interim Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the fiscal period covered by this Form 10-K. Based upon such evaluation, the Company's Chief Executive Officer and Interim Chief Financial Officer have concluded that the Company's disclosure controls and procedures were effective as of December 31, 2022.

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

The Company’s management, under the oversight of the Chief Executive Officer and Interim Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022 and in making this assessment used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission Internal Control-Integrated Framework (2013). Based on this assessment, the Company’s management, under the oversight of the Chief Executive Officer and Interim Chief Financial Officer, determined that the Company’s internal control over financial reporting was effective as of December 31, 2022.

(c) Changes in Internal Control Over Financial Reporting ("ICFR"). There have not been any changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information

None.

REVLON, INC AND SUBSIDIARIES

Forward-Looking Statements
This Annual Report on Form 10-K for the period ended December 31, 2022, as well as the Company's other public documents and statements, may contain forward-looking statements that involve risks and uncertainties, which are subject to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on the beliefs, expectations, estimates, projections, assumptions, forecasts, plans, anticipations, targets, outlooks, initiatives, visions, objectives, strategies, opportunities, drivers, focus and intents of the Company's management. While the Company believes that its estimates and assumptions are reasonable, the Company cautions that it is very difficult to predict the impact of known and unknown factors, and, of course, it is impossible for the Company to anticipate all factors that could affect its results. The Company's actual results may differ materially from those discussed in such forward-looking statements. Such statements include, without limitation, the Company's expectations, plans and estimates (whether qualitative or quantitative) as to:
(i)any future effects as a result of the pendency and completion of the Company's Chapter 11 Cases in the Bankruptcy Court, including confirmation of the Plan and emergence from Chapter 11 by April 2023 as a privately held company;

(ii)the Company's debtor-in-possession financing and the various conditions to which such debtor-in-possession financing is subject and the risk that these conditions may not be satisfied for various reasons, including for reasons outside of the Company's control;
(iii)the Company's future financial performance and/or sales growth;
(iv)matters concerning the impact on the Company from changes in interest rates and foreign exchange rates;

(v)the effect on sales of decreased consumer spending in response to weak economic conditions or weakness in the consumption of beauty products in one or more of the Company's segments, whether due to COVID-19 or otherwise; geopolitical risks, such as the ongoing Russia-Ukraine conflict; macroeconomic headwinds, such as high inflation or a potential recession/economic contraction; adverse changes in tariffs, foreign currency exchange rates, foreign currency controls and/or government-mandated pricing controls; decreased sales of the Company's products as a result of increased competitive activities by the Company's competitors and/or decreased performance by third-party suppliers, whether due to shortages of raw materials or otherwise, changes in consumer purchasing habits, including with respect to retailer preferences and/or among sales channels; inventory management by the Company's customers; inventory de-stocking by certain retail customers; space reconfigurations or reductions in display space by the Company's customers; retail store closures in the brick-and-mortar channels where the Company sells its products, as consumers continue to shift purchases to online and e-commerce channels; changes in pricing, marketing, advertising and/or promotional strategies by the Company's customers; less than anticipated results from the Company's existing or new products or from its advertising, promotional, pricing and/or marketing plans; or if the Company's expenses, including, without limitation, for the purchase of permanent displays, capital expenditures, debt service payments and costs, cash tax payments, pension and other post-retirement plan contributions, payments in connection with the Company's restructuring programs, severance not otherwise included in the Company's restructuring programs, business and/or brand acquisitions (including, without limitation, through licensing transactions), if any, additional debt and/or equity repurchases, if any, costs related to litigation, discontinuing non-core business lines and/or entering and/or exiting certain territories and/or channels of trade, advertising, promotional and marketing activities or for sales returns related to any reduction of space by the Company's customers, product discontinuances or otherwise, exceed the anticipated level of expenses;
(vi)the Company's belief that continuing to execute its business initiatives could include taking advantage of additional opportunities to reposition, repackage or reformulate one or more brands or product lines, launching additional new products, acquiring businesses or brands (including through licensing transactions, if any), divesting or discontinuing non-core business lines (which may include exiting certain territories), further refining its approach to retail merchandising and/or taking further actions to optimize its manufacturing, sourcing and organizational size and structure, any of which, the intended purpose would be to create value through improving the Company's financial performance, could result in the Company making investments and/or recognizing charges related to executing against such opportunities, which activities may be funded with operating revenues, cash on hand, funds available under the DIP Facilities, other permissible borrowings and/or other permitted additional sources of capital, which actions could increase the Company's total debt;
(vii)the Company's plans to remain focused on its 3 key strategic pillars to drive its future success and growth, including (1) strengthening its iconic brands through innovation and relevant product portfolios; (2) building its capabilities to better communicate and connect with its consumers through media channels where they spend the most time; and (3) ensuring availability of its products where consumers shop, both in-store and increasingly online;
(viii)the effect of restructuring activities, restructuring costs and charges, the timing of restructuring payments and the benefits from such activities;
(ix)the Company's expected principal sources of funds, including operating revenues, cash on hand and funds available for borrowing under the DIP Facilities, and other permissible borrowings, as well as the availability of funds from the Company taking certain measures, including, among other things, reducing discretionary spending and the Company's expectation to generate additional liquidity from cost reductions resulting from its cost reduction initiatives, as well as funds provided by selling certain assets;
(x)the Company's expected principal uses of funds, including amounts required for payment of operating expenses including in connection with the purchase of permanent wall displays; capital expenditure requirements; debt service payments and costs; cash tax payments; pension and other post-retirement benefit plan contributions; payments in connection with the Company's restructuring programs; severance not otherwise included in the Company's restructuring programs; business and/or brand acquisitions (including, without limitation, through licensing transactions), if any; debt and/or equity repurchases, if any; costs related to litigation; and payments in connection with discontinuing non-core business lines and/or exiting and/or entering certain territories and/or channels of trade (including, without limitation, that the Company may also, from time-to-time, seek to retire or purchase its outstanding debt obligations and/or equity in open market purchases, block trades, privately negotiated purchase transactions or otherwise and may seek to refinance some or all of its indebtedness based upon market conditions and that any such retirement or purchase of debt and/or equity may be funded with operating cash flows of the business or other sources and will depend upon prevailing market conditions, liquidity requirements, contractual restrictions and other factors, and the amounts involved may be material); and its estimates of the amount and timing of such operating and other expenses;
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
Investors are advised, however, to consult any additional disclosures the Company made or may make in this 2022 Form 10-K and in its Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, in each case filed with the SEC (which, among other places, can be found on the SEC's website at http://www.sec.gov, as well as on the Company's corporate website at www.revloninc.com). Except as expressly set forth in this 2022 Form 10-K, the information available from time-to-time on such websites shall not be deemed incorporated by reference into this 2022 Form 10-K. A number of important factors could cause actual results to differ materially from those contained in any forward-looking statement. (See also Item 1A. "Risk Factors" in this 2022 Form 10-K for risks associated with the Chapter 11 Cases and for further discussion of risks associated with the Company's business). In addition to factors that may be described in the Company's filings with the SEC, including this filing, the following factors, among others, could cause the Company's actual results to differ materially from those expressed in any forward-looking statements made by the Company:
(i)Various risks associated with the Chapter 11 Cases, including, but not limited to, the Debtors’ ability to obtain Bankruptcy Court approval with respect to any relief sought in the Chapter 11 Cases, including the confirmation of a plan of reorganization, the effects of the Bankruptcy Petitions on the Company and on the interests of various stakeholders, Bankruptcy Court rulings during the Chapter 11 Cases and the outcome of the Chapter 11 Cases in general, the length of time the Debtors will remain in Chapter 11, risks associated with any third-party motions during the Chapter 11 Cases, the potential adverse effects of the Chapter 11 Cases on the Company’s liquidity or results of operations and increased legal and other professional costs necessary to execute the Company’s reorganization, the conditions to which the Company’s debtor-in-possession financing is subject and the risk that these conditions may not be satisfied for various reasons, including for reasons outside of the Company’s control, whether the Company will emerge, in whole or in part, from Chapter 11 as a going concern, employee attrition and the Company’s ability to retain senior management and other key personnel due to the distractions and uncertainties imposed in part by the Chapter 11 Cases and the trading price and volatility of the Company’s common stock;

(ii)Unanticipated circumstances or results affecting the Company's financial performance and or sales growth, including: greater than anticipated levels of consumers choosing to purchase their beauty products through e-commerce and other social media channels and/or greater than anticipated declines in the brick-and-mortar retail channel, or either of those conditions occurring at a rate faster than anticipated; the Company's inability to address the pace and impact of the new commercial landscape, such as its inability to enhance its e-commerce and social media capabilities and/or increase its penetration of e-commerce and social media channels; the Company's inability to drive a successful long-term omni-channel strategy and significantly increase its e-commerce penetration; difficulties, delays and/or the Company's inability to (in whole or in part) develop and implement effective content to enhance its online retail position, improve its consumer engagement across social media platforms and/or transform its technology and data to support efficient management of its digital infrastructure; the Company incurring greater than anticipated levels of expenses and/or debt to facilitate the foregoing objectives, which could result in, among other things, less than anticipated revenues and/or profitability; decreased consumer spending in response to challenging economic conditions or weakness in the consumption of beauty products in one or more of the Company's segments; adverse changes in tariffs, foreign currency exchange rates, foreign currency controls and/or government-mandated pricing controls; decreased sales of the Company's products as a result of increased competitive activities by the Company's competitors; decreased performance by third-party suppliers, whether due to COVID-19, shortages of raw materials or otherwise; and/or supply disruptions at the Company's manufacturing facilities, whether attributable to COVID-19 related shortages of raw materials, components, and labor, or transportation constraints or otherwise; changes in consumer preferences, such as reduced consumer demand for the Company's color cosmetics and other current products, including new product launches; changes in consumer purchasing habits, including with respect to retailer preferences and/or among sales channels; lower than expected customer acceptance or consumer acceptance of, or less than anticipated results from, the Company's existing or new products,; higher than expected retail store closures in the brick-and-mortar channels where the Company sells its products, as consumers continue to shift purchases to online and e-commerce channels; higher than expected purchases of permanent displays, capital expenditures, debt service payments and costs, cash tax payments, pension and other post-retirement plan contributions, payments in connection with the Company's restructuring programs, severance not otherwise included in the Company's restructuring programs, business and/or brand acquisitions (including, without limitation, through licensing transactions), if any, debt and/or equity repurchases, if any, costs related to litigation, discontinuing non-core business lines and/or entering and/or exiting certain territories and/or channels of trade, advertising, promotional and marketing activities or for sales returns related to any reduction of space by the Company's customers, product discontinuances or otherwise or lower than expected results from the Company's advertising, promotional, pricing and/or marketing plans; decreased sales of the Company’s existing or new products; actions by the Company's customers, such as greater than expected inventory management and/or de-stocking, and greater than anticipated space reconfigurations or reductions in display space and/or product discontinuances or a greater than expected impact from pricing, marketing, advertising and/or promotional strategies by the Company's customers; and changes in the competitive environment and actions by the Company's competitors, including, among other things, business combinations, technological breakthroughs, implementation of new pricing strategies, new product offerings, increased advertising, promotional and marketing spending and advertising, promotional and/or marketing successes by competitors;

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
(v)Difficulties, delays in or less than expected results from the Company's efforts to execute on its 3 key strategic pillars to drive its future success and growth, including, without limitation: (1) less than effective new product development and innovation, less than expected acceptance of its new products and innovations by the Company's consumers and/or customers in one or more of its segments and/or less than expected levels of execution vis-à-vis its new product launches with its customers in one or more of its segments or regions; (2) less than expected levels of advertising, promotional and/or marketing activities for its new product launches, less than expected acceptance of its advertising, promotional, pricing and/or marketing plans and/or brand communication by consumers and/or customers in one or more of its segments, less than expected investment in advertising, promotional and/or marketing activities or greater than expected competitive investment; and/or (3) difficulties or disruptions impacting the Company's ability to ensure availability of its products where consumers shop, both in-store and increasingly online, including, without limitation, difficulties with, delays in or the inability to achieve the Company’s expected results, such as due to, among other things, the Company’s business experiencing greater than anticipated disruptions due to COVID-19 related supply chain disruptions or other related factors making it more difficult to maintain relationships with employees, business partners or governmental entities and/or other unanticipated circumstances, trends or events affecting the Company’s financial performance, including weaker than expected economic conditions due to macroeconomic headwinds such as inflation, or other weakness in the consumption of beauty-related products, lower than expected acceptance of the Company’s new products, adverse changes in foreign currency exchange rates, decreased sales of the Company’s products as a result of increased competitive activities by the Company’s competitors, the unavailability of one or more forms of additional credit in the current capital markets and/or decreased performance by third party suppliers;

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

REVLON, INC AND SUBSIDIARIES
PART III

Item 10. Directors, Executive Officers and Corporate Governance
A list of Revlon's directors and executive officers and biographical information and other information about them may be found under the caption "Proposal No. 1 - Election of Directors" and "Executive Officers," of Revlon's Proxy Statement for the 2023 Annual Stockholders' Meeting (the "2023 Proxy Statement"), which sections are incorporated by reference herein.

The information set forth under the caption "Code of Conduct and Business Ethics and Senior Financial Officer Code of Ethics" in the 2023 Proxy Statement is also incorporated herein by reference.

The information set forth under the caption "Delinquent Section 16(a) Reports" in the 2023 Proxy Statement is also incorporated herein by reference.

The information set forth under the captions "Executive Compensation," "Summary Compensation Table," "Outstanding Equity Awards at Fiscal Year-End," and "Director Compensation" in the 2023 Proxy Statement is also incorporated herein by reference.

Information regarding the Company's director nomination process, audit committee and audit committee financial expert matters may be found in the 2023 Proxy Statement under the captions "Corporate Governance-Board of Directors and its Committees-Director Nominating Processes; Diversity" and "Corporate Governance-Board of Directors and its Committees-Audit Committee-Composition of the Audit Committee," respectively. That information is incorporated herein by reference.

If Revlon’s Chapter 11 Plan to emerge from Chapter 11 bankruptcy as a privately held company is confirmed by the Bankruptcy Court by April 2023, Revlon will provide the information required by Item 10 in an amendment to this 2022 Form 10-K.

Item 11. Executive Compensation
The information set forth under the captions "Executive Compensation," "Summary Compensation Table," "Outstanding Equity Awards at Fiscal Year-End," and "Director Compensation" in the 2023 Proxy Statement is incorporated herein by reference. The information set forth under the caption "Corporate Governance-Board of Directors and its Committees-Restructuring Committee-Composition of the Restructuring Committee" in the 2023 Proxy Statement is also incorporated herein by reference.

If Revlon’s Chapter 11 Plan to emerge from Chapter 11 bankruptcy as a privately held company is confirmed by the Bankruptcy Court by April 2023, Revlon will provide the information required by Item 11 in an amendment to this 2022 Form 10-K.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information set forth under the captions "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information" in the 2023 Proxy Statement is incorporated herein by reference.

If Revlon’s Chapter 11 Plan to emerge from Chapter 11 bankruptcy as a privately held company is confirmed by the Bankruptcy Court by April 2023, Revlon will provide the information required by Item 12 in an amendment to this 2022 Form 10-K.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information set forth under the captions "Certain Relationships and Related Transactions" and "Corporate Governance-Board of Directors and its Committees" and "Corporate Governance-Board of Directors and its Committees-Audit Committee-Composition of the Audit Committee," respectively, in the 2023 Proxy Statement is incorporated herein by reference.

If Revlon’s Chapter 11 Plan to emerge from Chapter 11 bankruptcy as a privately held company is confirmed by the Bankruptcy Court by April 2023, Revlon will provide the information required by Item 13 in an amendment to this 2022 Form 10-K.

REVLON, INC AND SUBSIDIARIES

Item 14. Principal Accounting Fees and Services
AUDIT FEES
Revlon’s Board of Directors maintains an Audit Committee in accordance with applicable SEC rules. In accordance with the Audit Committee’s charter, a printable and current copy of which is available at www.revloninc.com, the Audit Committee is directly responsible for the appointment, compensation, retention and oversight of the audit work of the Company's independent auditors for the purpose of preparing and issuing its audit reports or performing other audit, review or attest services for the Company. The independent auditors, KPMG, report directly to the Audit Committee and the Audit Committee is directly responsible for, among other things, reviewing in advance, and granting any appropriate pre-approvals of: (a) all auditing services to be provided by the independent auditor; and (b) all non-audit services to be provided by the independent auditor (as permitted by the Exchange Act), and in connection with such services to approve all fees and other terms of engagement, as required by the applicable rules under the Exchange Act and subject to the exemptions provided for in such rules. The Company maintains and updates annually an Audit Committee Pre-Approval Policy for pre-approving all permissible audit and non-audit services performed by KPMG. During 2022, an electronic printable copy of the 2022 Audit Committee Pre-Approval Policy was available at www.revloninc.com. A copy of the 2023 Audit Committee Pre-Approval Policy is attached to this 2022 Form 10-K as an exhibit and an electronic printable copy of such policy is currently available at www.revloninc.com. The Audit Committee also has the authority to approve services to be provided by KPMG at its meetings and by unanimous written consents.
The aggregate fees incurred for professional services by KPMG in 2022 and 2021 for these various services for the Company in the aggregate are set forth in the table, below:

Types of Fees (USD in millions)	2022	2021
Audit Fees	$7.1	$6.0
Audit-Related Fees	0.5	0.5
Tax Fees	4.9	5.4
Total Fees	$12.5	$11.9

In the above table, in accordance with the SEC definitions and rules: (a) “audit fees” are fees the Company paid KPMG for professional services rendered for: (i) the audits of the Company's annual financial statements ; and (ii) the review of the financial statements included in the Company's Quarterly Reports on Form 10-Q, and for services that are normally provided by the auditor in connection with statutory and regulatory filings or engagements; (b) “audit-related fees” are fees billed by KPMG for assurance and related services that are traditionally performed by the auditor, including services performed by KPMG related to employee benefit plan audits and certain transactions, as well as attestation services not required by statute or regulation; (c) “tax fees” are fees for permissible tax compliance, tax advice and tax planning; and (d) “all other fees” are fees billed by KPMG to the Company for any permissible services not included in the first three categories.
All of the services performed by KPMG for the Company during 2022 and 2021 were either expressly pre-approved by the Audit Committee or were pre-approved in accordance with the Audit Committee Pre-Approval Policy, and the Audit Committee was provided with regular updates as to the nature of such services and fees paid for such services.

REVLON, INC AND SUBSIDIARIES
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

REVLON, INC AND SUBSIDIARIES

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

REVLON, INC AND SUBSIDIARIES

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

REVLON, INC AND SUBSIDIARIES

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

REVLON, INC AND SUBSIDIARIES

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

4.53
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

4.54
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

REVLON, INC AND SUBSIDIARIES

4.55
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

REVLON, INC AND SUBSIDIARIES

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

10.30
Amendment No. 3, dated as of May 4, 2022, to the Amended and Restated Consulting Agreement, dated as of March 11, 2020, between Products Corporation and E. Scott Beattie (incorporated by reference to Exhibit 10.1 to the Revlon Q1 2022 Form 10-Q).

10.31	Fifth Amended and Restated Revlon, Inc. Stock Plan (incorporated by reference to Annex B to Revlon's Definitive Proxy Statement filed with the SEC on April 21, 2022).
10.32	Key Employee Incentive Plan (incorporated by reference to Exhibit 10.1 to the Revlon Q3 2022 Form 10-Q).
10.33	Form of Award for Key Employee Incentive Plan (incorporated by reference to Exhibit 10.2 to the Revlon Q3 2022 Form 10-Q).
10.34	Key Employee Retention Plan (incorporated by reference to Exhibit 10.3 to the Revlon Q3 2022 Form 10-Q).
10.35
Restructuring Support Agreement, dated as of December 19, 2022, by and among the Company and the parties thereto (incorporated by reference to Exhibit 10.1 to Revlon’s Current Report on Form 8-K filed with the SEC on December 19, 2022).

10.36
Backstop Commitment Agreement, dated as of January 17, 2023, by and among the Company and the parties thereto (incorporated by reference to Exhibit 10.1 to Revlon’s Current Report on Form 8-K filed with the SEC on January 18, 2023).

10.37
Debt Commitment Letter, dated as of January 17, 2023, by and among the Company and the parties thereto (incorporated by reference to Exhibit 10.2 to Revlon’s Current Report on Form 8-K filed with the SEC on January 18, 2023).

10.38
Amended and Restated Restructuring Support Agreement, dated as of February 21, 2023, by and among the Company and the parties thereto (incorporated by reference to Exhibit 10.1 to Revlon’s Current Report on Form 8-K filed with the SEC on February 21, 2023).

REVLON, INC AND SUBSIDIARIES

10.39
Amended and Restated Backstop Commitment Agreement, dated as of February 21, 2023, by and among the Company and the parties thereto (incorporated by reference to Exhibit 10.2 to Revlon’s Current Report on Form 8-K filed with the SEC on February 21, 2023).

21.	Subsidiaries.
*21.1	Subsidiaries of Revlon, Inc.
23.	Consents of Experts and Counsel.
*23.1	Consent of KPMG LLP.
24.	Powers of Attorney.
*24.1	Power of Attorney executed by Ronald O. Perelman.
*24.2	Power of Attorney executed by E. Scott Beattie.
*24.3	Power of Attorney executed by Paul Aronzon.
*24.4	Power of Attorney executed by Alan S. Bernikow.
*24.5	Power of Attorney executed by Kristin Dolan.
*24.6	Power of Attorney executed by Cristiana Falcone.
*24.7	Power of Attorney executed by Ceci Kurzman.
*24.8	Power of Attorney executed by Victor Nichols.
*24.9	Power of Attorney executed by Debra G. Perelman.
*24.10	Power of Attorney executed by Barry F. Schwartz.
*31.1	Certification of Debra Perelman, Chief Executive Officer, dated March 16, 2023, pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.
*31.2	Certification of Matt Kvarda, Interim Chief Financial Officer, dated March 16, 2023, pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.
*31.3	Certification of Debra Perelman, Chief Executive Officer, dated March 16, 2023, pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.
*31.4	Certification of Matt Kvarda, Interim Chief Financial Officer, dated March 16, 2023, pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.
**32.1	Certification of Debra Perelman, Chief Executive Officer, dated March 16, 2023, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**32.2	Certification of Matt Kvarda, Interim Chief Financial Officer, dated March 16, 2023, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**32.3	Certification of Debra Perelman, Chief Executive Officer, dated March 16, 2023, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**32.4	Certification of Matt Kvarda, Interim Chief Financial Officer, dated March 16, 2023, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*99.1	Revlon, Inc Audit Committee Pre-Approval Policy

*101.INS	Inline XBRL Instance Document
*101.SCH	Inline XBRL Taxonomy Extension Schema
*101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase
*101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
*101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
*101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
*104	Cover Page Interactive Data File, formatted in Inline XBRL and contained in Exhibit 101
*Filed herewith.
**Furnished herewith.

REVLON, INC AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Revlon, Inc. Report of Independent Registered Public Accounting Firm (Consolidated Financial Statements) (KPMG LLP, New York, NY, Auditor Firm ID:185)	F-2
Revlon Consumer Products Corporation Report of Independent Registered Public Accounting Firm (Consolidated Financial Statements) (KPMG LLP, New York, NY, Auditor Firm ID:185)	F-4

Financial Statements:
Revlon, Inc. Consolidated Balance Sheets as of December 31, 2022 and 2021	F-6
Revlon, Inc. Consolidated Statements of Operations and Comprehensive Loss for each of the years ended December 31, 2022 and 2021	F-7
Revlon, Inc. Consolidated Statements of Stockholders' Deficiency for each of the years ended December 31, 2022 and 2021	F-8
Revlon, Inc. Consolidated Statements of Cash Flows for each of the years ended December 31, 2022 and 2021	F-9
Revlon Consumer Products Corporation Consolidated Balance Sheets as of December 31, 2022 and 2021	F-11
Revlon Consumer Products Corporation Consolidated Statements of Operations and Comprehensive Loss for each of the years ended December 31, 2022 and 2021	F-12
Revlon Consumer Products Corporation Consolidated Statements of Stockholders' Deficiency for each of the years ended December 31, 2022 and 2021	F-13
Revlon Consumer Products Corporation Consolidated Statements of Cash Flows for each of the years ended December 31, 2022 and 2021	F-14
Notes to Consolidated Financial Statements	F-16

REVLON, INC AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Revlon, Inc.:
Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Revlon, Inc. and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive loss, stockholders’ deficiency, and cash flows for each of the years in the two-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has filed a Joint Plan of Reorganization of Revlon, Inc. and Its Debtor Affiliates Pursuant to Chapter 11 of the Bankruptcy Code, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

REVLON, INC AND SUBSIDIARIES

Valuation of the Fragrances reporting unit

As discussed in Notes 1 and 6 to the consolidated financial statements, the Company’s goodwill balance as of December 31, 2022 was $562.2 million. The Company performs goodwill impairment testing on an annual basis and whenever events or changes in circumstances indicate that the carrying value of a reporting unit more likely than not exceeds its fair value using a discounted cash flow model.

We identified the evaluation of the goodwill impairment analysis for the Fragrances reporting unit as a critical audit matter. There was a high degree of subjective auditor judgment in evaluating the key assumptions used in the discounted cash flow model used to estimate the fair value of the Fragrances reporting unit. Specifically, minor changes to key assumptions, including forecasted net sales, forecasted earnings before interest, taxes, depreciation and amortization (EBITDA) margins, and discount rate, could have a significant effect on the Company’s assessment of the fair value of the reporting unit. Additionally, specialized skills and knowledge were required to assess these assumptions.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design of certain internal controls over the Company’s goodwill impairment assessment process. These included controls related to the determination of the estimated fair value of the reporting unit and the development of the assumptions described above. We evaluated the Company’s forecasted net sales and EBITDA margins used in the fair value analysis by comparing each to historical results, and forecasted net sales growth rates and EBITDA margins of peer companies based on publicly available market data. We compared the Company’s historical forecasted net sales and EBITDA margins to actual results to assess management’s ability to accurately forecast. In addition, we involved valuation professionals with specialized skill and knowledge, who assisted in:

•evaluating the appropriateness of the selected guideline public companies by researching the companies and reviewing the business description

•evaluating the discount rate by comparing it to a discount rate range that was independently developed using publicly available market data for comparable companies

/s/ KPMG LLP

We have served as the Company’s auditor since 1991.

New York, New York
March 16, 2023

REVLON, INC AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

To the Stockholder and Board of Directors
Revlon Consumer Products Corporation:
Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Revlon Consumer Products Corporation and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive loss, stockholder’s deficiency, and cash flows for each of the years in the two-year period ended December 31, 2022, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has filed a Joint Plan of Reorganization of Revlon, Inc. and Its Debtor Affiliates Pursuant to Chapter 11 of the Bankruptcy Code, which raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

REVLON, INC AND SUBSIDIARIES

Valuation of the Fragrances reporting unit

As discussed in Notes 1 and 6 to the consolidated financial statements, the Company’s goodwill balance as of December 31, 2022 was $562.2 million. The Company performs goodwill impairment testing on an annual basis and whenever events or changes in circumstances indicate that the carrying value of a reporting unit more likely than not exceeds its fair value using a discounted cash flow model.

We identified the evaluation of the goodwill impairment analysis for the Fragrances reporting unit as a critical audit matter. There was a high degree of subjective auditor judgment in evaluating the key assumptions used in the discounted cash flow model used to estimate the fair value of the Fragrances reporting unit. Specifically, minor changes to key assumptions, including forecasted net sales, forecasted earnings before interest, taxes, depreciation and amortization (EBITDA) margins, and discount rate, could have a significant effect on the Company’s assessment of the fair value of the reporting unit. Additionally, specialized skills and knowledge were required to assess these assumptions.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design of certain internal controls over the Company’s goodwill impairment assessment process. These included controls related to the determination of the estimated fair value of the reporting unit and the development of the assumptions described above. We evaluated the Company’s forecasted net sales and EBITDA margins used in the fair value analysis by comparing each to historical results, and forecasted net sales growth rates and EBITDA margins of peer companies based on publicly available market data. We compared the Company’s historical forecasted net sales and EBITDA margins to actual results to assess management’s ability to accurately forecast. In addition, we involved valuation professionals with specialized skill and knowledge, who assisted in:

•evaluating the appropriateness of the selected guideline public companies by researching the companies and reviewing the business description

•evaluating the discount rate by comparing it to a discount rate range that was independently developed using publicly available market data for comparable companies

/s/ KPMG LLP

We have served as the Company’s auditor since 1991.

New York, New York
March 16, 2023

REVLON, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
CONSOLIDATED BALANCE SHEETS
(dollars in millions, except share and per share amounts)

	December 31, 2022	December 31, 2021

ASSETS
Current assets:
Cash and cash equivalents	$249.3	$102.4
Trade receivables (net of allowance for doubtful accounts of $6.3 and $9.0, respectively)	352.7	383.8
Inventories, net	469.3	417.4
Prepaid expenses and other assets (a)	140.2	136.0
Total current assets	1,211.5	1,039.6
Property, plant and equipment (net of accumulated depreciation of $562.3 and $551.3, respectively)	251.6	297.3
Deferred income taxes	33.9	42.8
Goodwill	562.2	562.8
Intangible assets (net of accumulated amortization and impairment of $378.1 and $326.4, respectively)	334.1	392.2
Other assets	96.5	97.8
Total assets	$2,489.8	$2,432.5

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities:
Short-term borrowings	$0.2	$0.7
Current portion of long-term debt	746.9	137.2
Accounts payable	125.9	217.7
Accrued expenses and other current liabilities	387.0	432.0
Total current liabilities	1,260.0	787.6
Long-term debt	0.1	3,305.5
Long-term pension and other post-retirement plan liabilities	84.5	147.3
Other long-term liabilities	96.7	206.2
Liabilities subject to compromise	3,711.2	—
Stockholders’ deficiency:
Class A Common Stock, par value $0.01 per share: 900,000,000 shares authorized; 58,849,572 and 58,005,142 shares issued, respectively	0.5	0.5
Additional paid-in capital	1,110.1	1,096.3
Treasury stock, at cost: 2,424,166 and 1,992,957 shares of Class A Common Stock, respectively	(40.9)	(37.6)
Accumulated deficit	(3,512.5)	(2,838.6)
Accumulated other comprehensive loss	(219.9)	(234.7)
Total stockholders’ deficiency	(2,662.7)	(2,014.1)
Total liabilities and stockholders’ deficiency	$2,489.8	$2,432.5

(a) Includes restricted cash of $3.8 million and $18.5 million for December 31, 2022 and 2021, respectively.

See Accompanying Notes to Consolidated Financial Statements

REVLON, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(dollars in millions, except share and per share amounts)

	Year Ended December 31,
	2022	2021

Net sales	$1,980.4	$2,078.7
Cost of sales	835.7	849.1
Gross profit	1,144.7	1,229.6
Selling, general and administrative expenses	1,033.1	1,099.1
Acquisition, integration and divestiture costs	0.9	2.3
Restructuring charges and other, net	6.5	26.1
Impairment charges	24.3	—
Gain on divested assets	—	(1.1)
Operating income	79.9	103.2
Other expenses:
Interest expense, net	252.9	247.7
Amortization of debt issuance costs	20.9	39.6
Foreign currency losses, net	25.1	10.6
Miscellaneous, net	7.2	6.0
Reorganization items, net	416.0	—
Other expenses	722.1	303.9
Loss from operations before income taxes	(642.2)	(200.7)
Provision for income taxes	31.7	6.2
Net loss	$(673.9)	$(206.9)
Other comprehensive income (loss):
Foreign currency translation adjustments	(1.8)	(8.7)
Amortization of pension related costs, net of tax(a)(b)	11.5	13.8
Pension re-measurement, net of tax(c)	5.6	38.1
Pension settlement and curtailment, net of tax(a)	(0.5)	—
Other comprehensive income, net	14.8	43.2
Total comprehensive loss	$(659.1)	$(163.7)

Basic and Diluted loss per common share:	$(12.28)	$(3.84)

Weighted average number of common shares outstanding:
Basic	54,892,272	53,934,179
Diluted	54,892,272	53,934,179

(a) Net of tax expense of nil for the years ended December 31, 2022 and 2021.
(b) This amount is included in the computation of net periodic benefit costs (income). See Note 11, "Pension and Post-Retirement Benefits," for additional information regarding net periodic benefit costs (income).
(c) Net of tax expense of $0.3 million for each of the years ended December 31, 2022 and 2021.

See Accompanying Notes to Consolidated Financial Statements

REVLON, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY
(dollars in millions, except share and per share amounts)

	Common Stock	Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Deficiency

Balance at January 1, 2022	$0.5	$1,096.3	$(37.6)	$(2,838.6)	$(234.7)	$(2,014.1)
Treasury stock acquired, at cost (a)	—	—	(3.3)	—	—	(3.3)
Stock-based compensation amortization	—	13.8	—	—	—	13.8
Net loss	—	—	—	(673.9)	—	(673.9)
Other comprehensive income, net (b)	—	—	—	—	14.8	14.8
Balance at December 31, 2022	$0.5	$1,110.1	$(40.9)	$(3,512.5)	$(219.9)	$(2,662.7)

	Common Stock	Additional Paid-In Capital	Treasury Stock	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholders’ Deficiency
Balance at January 1, 2021	$0.5	$1,082.3	$(35.2)	$(2,631.7)	$(277.9)	$(1,862.0)
Treasury stock acquired, at cost (a)	—	—	(2.4)	—	—	(2.4)
Stock-based compensation amortization	—	14.0	—	—	—	14.0
Net loss	—	—	—	(206.9)	—	(206.9)
Other comprehensive income, net (b)	—	—	—	—	43.2	43.2
Balance at December 31, 2021	$0.5	$1,096.3	$(37.6)	$(2,838.6)	$(234.7)	$(2,014.1)
(a) Pursuant to the share withholding provisions of the Fifth Amended and Restated Revlon, Inc. Stock Plan (as amended, the "Stock Plan"), the Company withheld an aggregate of 431,209 and 218,757 shares of Revlon Class A Common Stock during the years ended December 31, 2022 and 2021, respectively, to satisfy certain minimum statutory tax withholding requirements related to the vesting of restricted shares and restricted stock units ("RSUs") for certain senior executives and employees. These withheld shares were recorded as treasury stock using the cost method, at a weighted-average price per share of $7.72 and $11.19 during the years ended December 31, 2022 and 2021, respectively, based on the closing price of Revlon Class A Common Stock as reported on the New York Stock Exchange (the "NYSE") consolidated tape on each respective vesting date, for a total of approximately $3.3 million and $2.4 million during the years ended December 31, 2022 and 2021, respectively. See Note 12, "Stock Compensation Plan," for details regarding restricted stock awards and RSUs under the Stock Plan.
(b) See Note 14, "Accumulated Other Comprehensive Loss," regarding the changes in the accumulated balances for each component of other comprehensive loss during the years ended December 31, 2022 and 2021, respectively.
See Accompanying Notes to Consolidated Financial Statements

REVLON, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in millions)

	Year Ended December 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(673.9)	$(206.9)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	105.7	125.7
Foreign currency losses from re-measurement	25.1	10.6
Amortization of debt discount	0.3	0.9
Stock-based compensation amortization	13.8	14.0
Impairment charges	24.3	—
Provision for (benefit from) deferred income taxes	11.8	(20.0)
Amortization of debt issuance costs	20.9	39.6
Gain on divested assets	—	(1.1)
Non-cash reorganization items, net	231.3	—
Pension and other post-retirement cost	4.2	4.8
Paid-in-kind interest expense on the 2020 BrandCo Facilities	31.1	18.8
Change in assets and liabilities:
Decrease (increase) in trade receivables	21.9	(38.6)
(Increase) decrease in inventories	(61.2)	35.1
Increase in prepaid expenses and other current assets	(6.2)	(3.4)
Increase in accounts payable	6.8	30.5
Increase in accrued expenses and other current liabilities	38.0	7.3
Decrease in deferred revenue	(2.8)	(4.2)
Pension and other post-retirement plan contributions	(4.9)	(22.5)
Purchases of permanent displays	(28.1)	(24.9)
Other, net	(1.6)	23.3
Net cash used in operating activities	(243.5)	(11.0)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(13.8)	(14.2)
Proceeds from the sale of certain assets	—	2.1
Net cash used in investing activities	(13.8)	(12.1)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in short-term borrowings and overdraft	(2.3)	(13.7)
Borrowings on term loans	—	305.0
Repayments on term loans (a)	(88.6)	(197.2)
Net (repayments) borrowings under the revolving credit facilities	(0.6)	(29.3)
Borrowings on DIP Term Loan Facility	575.0	—
Repayments on Tranche A DIP ABL Facility	(67.2)	—
Payment of financing costs	(20.5)	(17.9)
Tax withholdings related to net share settlements of restricted stock and RSUs	(3.3)	(2.4)
Other financing activities	(0.2)	(0.3)
Net cash provided by financing activities	392.3	44.2
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2.8)	(2.7)
Net increase in cash, cash equivalents and restricted cash	132.2	18.4
Cash, cash equivalents and restricted cash at beginning of period (b)	120.9	102.5
Cash, cash equivalents and restricted cash at end of period (b)	$253.1	$120.9
Supplemental schedule of cash flow information:
Cash paid during the period for:
Interest	$213.3	$241.5
Income taxes, net of refunds	8.5	9.6
Reorganization items, net	152.0	—
Supplemental schedule of non-cash investing and financing activities:
Paid-in-kind interest capitalized to the 2020 BrandCo Facilities	$28.2	$18.8

(a) Repayments on term loans for the year ended December 31, 2022 includes repayments of $75.0 million under the 2021 Foreign Asset Based Term Facility, $4.7 million under the 2020 BrandCo Term Loan Facility, $6.6 million for the 2020 Troubled-debt-restructuring future interest amortization, and

$2.3 million under the 2016 Term Loan Facility. Repayments on term loans for the year ended December 31, 2021 includes repayments of $100.0 million under the 2021 SISO Term Loan facility, $58.9 million under the 2018 Foreign Asset-Based Term Facility, $15.2 million for the 2020 Troubled-debt-restructuring future interest amortization, $13.9 million under the 2020 BrandCo facilities and $9.2 million under the 2016 Term Loan Facility. See Note 8, "Debt" in the Company's 2022 Form 10-K for additional information on the Company's debt facilities.
(b)These amounts include restricted cash of $3.8 million and $18.5 million as of December 31, 2022 and 2021, respectively. The balance as of December 31, 2022 primarily represents: cash on security deposit. The balance as of December 31, 2021 represents: (i) cash on deposit in lieu of a mandatory prepayment and loan proceeds held in escrow until certain collateral perfection requirements were satisfied under the 2021 Foreign Asset-Based Term Agreement; and (ii) cash on deposit to support surety bonds. These balances were included within prepaid expenses and other current assets and other assets in the Company's Consolidated Balance Sheets as of December 31, 2022 and December 31, 2021, respectively.

See Accompanying Notes to Consolidated Financial Statements

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
CONSOLIDATED BALANCE SHEETS
(dollars in millions, except share and per share amounts)

	December 31, 2022	December 31, 2021

ASSETS
Current assets:
Cash and cash equivalents	$249.3	$102.4
Trade receivables (net of allowance for doubtful accounts of $6.3 and $9.0, respectively)	352.7	383.8
Inventories, net	469.3	417.4
Prepaid expenses and other assets (a)	136.2	131.8
Receivable from Revlon, Inc.	207.0	165.0
Total current assets	1,414.5	1,200.4
Property, plant and equipment (net of accumulated depreciation of $562.3 and $551.3, respectively)	251.6	297.3
Deferred income taxes	42.7	51.6
Goodwill	562.2	562.8
Intangible assets (net of accumulated amortization and impairment of $378.1 and $326.4, respectively)	334.1	392.2
Other assets	96.5	97.8
Total assets	$2,701.6	$2,602.1
LIABILITIES AND STOCKHOLDER'S DEFICIENCY
Current liabilities:
Short-term borrowings	$0.2	$0.7
Current portion of long-term debt	746.9	137.2
Accounts payable	125.9	217.7
Accrued expenses and other current liabilities	387.2	432.1
Total current liabilities	1,260.2	787.7
Long-term debt	0.1	3,305.5
Long-term pension and other post-retirement plan liabilities	84.5	147.3
Other long-term liabilities	109.4	218.8
Liabilities subject to compromise	3,755.1	—
Stockholder's deficiency:
Products Corporation Preferred stock, par value $1.00 per share; 1,000 shares authorized; 546 shares issued and outstanding	54.6	54.6
Products Corporation Common Stock, par value $1.00 per share; 10,000 shares authorized; 5,260 shares issued and outstanding	—	—
Additional paid-in capital	1,034.7	1,020.9
Accumulated deficit	(3,377.1)	(2,698.0)
Accumulated other comprehensive loss	(219.9)	(234.7)
Total stockholder's deficiency	(2,507.7)	(1,857.2)
Total liabilities and stockholder's deficiency	$2,701.6	$2,602.1

(a) Includes restricted cash of $3.8 million and $18.5 million for December 31, 2022 and 2021, respectively.

See Accompanying Notes to Consolidated Financial Statements

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(dollars in millions)

	Year Ended December 31,
	2022	2021

Net sales	$1,980.4	$2,078.7
Cost of sales	835.7	849.1
Gross profit	1,144.7	1,229.6
Selling, general and administrative expenses	1,025.4	1,091.5
Acquisition, integration and divestiture costs	0.9	2.3
Restructuring charges and other, net	6.5	26.1
Impairment charges	24.3	—
Gain on divested assets	—	(1.1)
Operating income	87.6	110.8
Other expenses:
Interest expense, net	252.9	247.7
Amortization of debt issuance costs	20.9	39.6
Foreign currency losses, net	25.1	10.6
Miscellaneous, net	20.1	21.1
Reorganization items, net	416.0	—
Other expenses	735.0	319.0
Loss from operations before income taxes	(647.4)	(208.2)
(Benefit from) provision for income taxes	31.7	3.2
Net loss	$(679.1)	$(211.4)
Other comprehensive income (loss):
Foreign currency translation adjustments	(1.8)	(8.7)
Amortization of pension related costs, net of tax(a)(b)	11.5	13.8
Pension re-measurement, net of tax (c)	5.6	38.1
Pension settlement and curtailment, net of tax(a)	(0.5)	—
Other comprehensive income, net	14.8	43.2
Total comprehensive loss	$(664.3)	$(168.2)

(a) Net of tax expense of nil for the years ended December 31, 2022 and 2021
(b)This amount is included in the computation of net periodic benefit costs (income). See Note 11, "Pension and Post-Retirement Benefits," for additional information regarding net periodic benefit costs (income).
(c) Net of tax expense of $0.3 million for each of the years ended December 31, 2022 and 2021.

See Accompanying Notes to Consolidated Financial Statements

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIENCY
(dollars in millions)

	Preferred Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholder's Deficiency

Balance at January 1, 2022	$54.6	$1,020.9	$(2,698.0)	$(234.7)	$(1,857.2)
Stock-based compensation amortization	—	13.8	—	—	13.8
Net loss	—	—	(679.1)	—	(679.1)
Other comprehensive income, net (a)	—	—	—	14.8	14.8
Balance at December 31, 2022	$54.6	$1,034.7	$(3,377.1)	$(219.9)	$(2,507.7)

	Preferred Stock	Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Total Stockholder's Deficiency

Balance at January 1, 2021	$54.6	$1,006.9	$(2,486.6)	$(277.9)	$(1,703.0)
Stock-based compensation amortization	—	14.0	—	—	14.0
Net loss	—	—	(211.4)	—	(211.4)
Other comprehensive income, net (a)	—	—	—	43.2	43.2
Balance at December 31, 2021	$54.6	$1,020.9	$(2,698.0)	$(234.7)	$(1,857.2)

(a)See Note 14, "Accumulated Other Comprehensive Loss," regarding the changes in the accumulated balances for each component of other comprehensive loss during the years ended December 31, 2022 and 2021, respectively.

See Accompanying Notes to Consolidated Financial Statements

REVLON CONSUMER PRODUCTS CORPORATION AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in millions)

	Year Ended December 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(679.1)	$(211.4)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	105.7	125.7
Foreign currency losses from re-measurement	25.1	10.6
Amortization of debt discount	0.3	0.9
Stock-based compensation amortization	13.8	14.0
Impairment charges	24.3	—
Provision for deferred income taxes	11.8	(19.6)
Amortization of debt issuance costs	20.9	39.6
Gain on divested assets	—	(1.1)
Non-cash reorganization items, net	231.3	—
Pension and other post-retirement cost	4.2	4.8
Paid-in-kind interest expense on the 2020 BrandCo Facilities	31.1	18.8
Change in assets and liabilities:
Decrease (increase) in trade receivables	21.9	(38.6)
(Increase) decrease in inventories	(61.2)	35.1
(Increase) decrease in prepaid expenses and other current assets	(48.2)	1.6
Increase in accounts payable	6.8	30.5
Increase in accrued expenses and other current liabilities	81.8	4.4
Decrease in deferred revenue	(2.8)	(4.2)
Pension and other post-retirement plan contributions	(4.9)	(22.5)
Purchases of permanent displays	(28.1)	(24.9)
Other, net	1.8	25.3
Net cash used in operating activities	(243.5)	(11.0)
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(13.8)	(14.2)
Proceeds from the sale of certain assets	—	2.1
Net cash used in investing activities	(13.8)	(12.1)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in short-term borrowings and overdraft	(2.3)	(13.7)
Borrowings on term loans	—	305.0
Repayments on term loans (a)	(88.6)	(197.2)
Net (repayments) borrowings under the revolving credit facilities	(0.6)	(29.3)
Borrowings on DIP Term Loan Facility	575.0	—
Repayments on Tranche A DIP ABL Facility	(67.2)	—
Payment of financing costs	(20.5)	(17.9)
Tax withholdings related to net share settlements of restricted stock and RSUs	(3.3)	(2.4)
Other financing activities	(0.2)	(0.3)
Net cash provided by financing activities	392.3	44.2
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2.8)	(2.7)
Net increase in cash, cash equivalents and restricted cash	132.2	18.4
Cash, cash equivalents and restricted cash at beginning of period (b)	120.9	102.5
Cash, cash equivalents and restricted cash at end of period (b)	$253.1	$120.9
Supplemental schedule of cash flow information:
Cash paid during the period for:
Interest	$213.3	$241.5
Income taxes, net of refunds	8.5	9.6
Reorganization items, net	152.0	—
Supplemental schedule of non-cash investing and financing activities:
Paid-in-kind interest capitalized to the 2020 BrandCo Facilities	28.2	18.8

(a) Repayments on term loans for the year ended December 31, 2022 includes repayments of $75.0 million under the 2021 Foreign Asset Based Term Facility, $4.7 million under the 2020 BrandCo Term Loan Facility, $6.6 million for the 2020 Troubled-debt-restructuring future interest amortization, and $2.3 million under the 2016 Term Loan Facility. Repayments on term loans for the year ended December 31, 2021 includes repayments of $100.0 million under the 2021 SISO Term Loan facility, $58.9 million under the 2018 Foreign Asset-Based Term Facility, $15.2 million for the 2020 Troubled-debt-restructuring future interest amortization, $13.9 million under the 2020 BrandCo facilities and $9.2 million under the 2016 Term Loan Facility. See Note 8, "Debt" in the Company's 2022 Form 10-K for additional information on the Company's debt facilities.
(b) These amounts include restricted cash of $3.8 million and $18.5 million as of December 31, 2022 and 2021, respectively. The balance as of December 31, 2022 primarily represents: cash on security deposit. The balance as of December 31, 2021 represents: (i) cash on deposit in lieu of a mandatory prepayment and loan proceeds held in escrow until certain collateral perfection requirements were satisfied under the 2021 Foreign Asset-Based Term Agreement; and (ii) cash on deposit to support surety bonds. These balances were included within prepaid expenses and other current assets and other assets in the Company's Consolidated Balance Sheets as of December 31, 2022 and December 31, 2021, respectively.

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
Unless the context otherwise requires, all references to the Company mean Revlon and its subsidiaries, including, without limitation, its wholly-owned operating subsidiary, Products Corporation. Revlon as a public holding company, has no business operations of its own and owns, as its only material asset, all of the outstanding capital stock of Products Corporation. As such, its net income/(loss) has historically consisted predominantly of the net income/(loss) of Products Corporation and included expenses incidental to being a public holding company and certain tax adjustments, amounting to $5.2 million income and $7.5 million income for December 31, 2022 and 2021, respectively.
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
Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents include cash in banks and highly liquid investments with original maturity dates of three months or less. Accounts payable include $1.4 million and $3.3 million of outstanding checks not yet presented for payment at December 31, 2022 and 2021, respectively. The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the statements of financial position that sum to the total of the same such amounts shown in the statements of cash flows:

	December 31,
	2022	2021
Cash and cash equivalents	$249.3	$102.4
Restricted cash(a)	3.8	18.5
Total cash, cash equivalents and restricted cash	$253.1	$120.9
(a)Amounts included in restricted cash represent cash on deposit to support the Company's letters of credit and is included within other current assets in the Company's consolidated balance sheets.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DEBTOR-IN-POSSESSION)
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)
Trade Receivables
Trade receivables represent payments due to the Company for previously recognized net sales, reduced by an allowance for doubtful accounts for balances which are estimated to be uncollectible at period end. The Company grants credit terms in the normal course of business to its customers. Trade credit is extended based upon periodically updated evaluations of each customer's ability to perform on its payment obligations. The Company does not normally require collateral or other security to support credit sales. The Company's three largest customers accounted for an aggregate of approximately 37% and 41% of the Company's outstanding trade receivables at December 31, 2022 and 2021, respectively.
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
Included in other assets are permanent wall displays amounting to $59.9 million and $64.3 million as of December 31, 2022 and 2021, respectively, which are amortized generally over a period of 1 to 3 years. In the event of product discontinuances, from time-to-time, the Company may accelerate the amortization of related permanent wall displays based on the estimated remaining useful life of the asset. Amortization expense for permanent wall displays was $29.7 million and $40.3 million for 2022 and 2021, respectively.
Long-lived assets, such as property, plant and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. If events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, the Company estimates the undiscounted future cash flows (excluding interest) resulting from the use of the asset and its ultimate disposition. If the sum of the undiscounted cash flows (excluding interest) is less than the carrying value, the Company recognizes an impairment loss, measured as the amount by which the carrying value exceeds the fair value of the asset. There were no impairment charges to long-lived assets during the years ended December 31, 2022 and 2021, respectively.
Deferred Financing Costs
The Company capitalizes financing costs and amortizes such costs over the terms of the related debt instruments using the effective-interest method. Capitalized financing costs were $2.1 million and $16.8 million during 2022 and 2021, respectively. During the second quarter of 2022, the deferred financing costs were expensed to "Reorganization items, net" on the Company's Consolidated Statement of Operations and Comprehensive Loss in accordance with ASC 852.
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
For 2022, in assessing whether goodwill was impaired in connection with its annual impairment testing performed during the fourth quarter of 2022 using October 1st, 2022 carrying values, the Company, in accordance with ASC 350, performed a quantitative assessment for five of its reporting units, namely: (i) Revlon (ii) Elizabeth Arden Skin & Color, (iii) Elizabeth Arden Fragrances, (iv) Professional Portfolio and (v) Fragrances reporting units. The Mass Portfolio reporting unit's goodwill was written down to nil in 2020.
In performing its 2022 quantitative goodwill assessments, the Company used the simplified approach allowed under ASU No. 2017-04 to test its reporting units for impairment. Based upon such assessment, the Company determined that it was more likely than not that the fair value of each of such aforementioned reporting units exceeded their respective carrying amounts for 2022.
During the second quarter of 2022, the Company performed a quantitative interim goodwill impairment assessment and determined that it was more likely than not that the fair values of each of its reporting units exceeded their respective carrying amounts, as further specified in Note 6, "Goodwill and Intangible Assets, Net".
For 2021, the Company did not have any goodwill impairment charges.
See Note 6, "Goodwill and Intangible Assets, Net," for further information on the Company's goodwill and annual impairment testing.
Intangible Assets, net
Intangible Assets, net, include trade names and trademarks, customer relationships, patents and internally developed intellectual property ("IP") and acquired licenses.
Indefinite-lived intangible assets, consisting of certain trade names, are not amortized, but rather are tested for impairment annually during the fourth quarter using October 1st carrying values, in accordance with ASC 350, and the Company recognizes

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DEBTOR-IN-POSSESSION)
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)
an impairment if the carrying amount of its intangible assets exceeds its fair value. Intangible assets with finite useful lives are amortized over their respective estimated useful lives to their estimated residual values. The Company writes off the gross carrying amount and accumulated amortization for intangible assets in the year in which the asset becomes fully amortized.
Finite-lived intangible assets are considered for impairment under ASC 360-10, Impairment and Disposal of Long-Lived Assets ("ASC 360"), upon the occurrence of certain "triggering events" and the Company recognizes an impairment if the carrying amount of the long-lived asset group exceeds the Company's estimate of the asset group's undiscounted future cash flows.
For the 2022 annual impairment test, the Company reviewed its finite-lived and indefinite lived intangible assets for impairment in conjunction with its annual goodwill impairment assessment. No impairment charges were recognized related to the carrying value of any of the Company's finite-lived and indefinite lived intangible assets as a result of the 2022 annual impairment tests.
During the second quarter of 2022, the Company determined certain indicators of potential impairment existed, warranting an interim impairment assessment over its finite-lived and indefinite-lived intangible assets, performed in conjunction with the Company's interim impairment testing of goodwill. These indicators included a deterioration in general macroeconomic conditions such as the global supply chain disruptions and inflation, potential increases to costs of raw materials, adverse developments in equity and credit markets, deterioration in some of the economic channels in which the Company operates, the recent trading values of the Company's capital stock and the corresponding decline in the Company’s market capitalization. Based upon such assessment, the Company recognized non-cash impairment charges of $18.7 million and $5.6 million, related to finite lived and indefinite-lived intangible assets, respectively, within the Company's Mass Portfolio reporting unit, as further specified in Note 6, "Goodwill and Intangible Assets, Net".
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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
See Note 16, "Segment Data and Related Information," for additional disclosures related to ASU No. 2014-09, "Revenue from Contracts with Customers".
Cost of Sales
Cost of sales includes all of the costs to manufacture the Company's products. For products manufactured in the Company's own facilities, such costs include raw materials and supplies, direct labor and factory overhead. For products manufactured for the Company by third-party contractors, such cost represents the amounts invoiced by the contractors. Cost of sales also includes the cost of refurbishing products returned by customers that will be offered for resale and the cost of inventory write-downs associated with adjustments of held inventories to their net realizable value. These costs are reflected in the Company’s consolidated statements of operations and comprehensive loss when the product is sold and net sales revenues are recognized or, in the case of inventory write-downs, when circumstances indicate that the carrying value of inventories is in excess of their recoverable value. Additionally, cost of sales reflects the costs associated with certain free products included as sales and promotional incentives. These incentive costs are recognized at the same time that the Company recognizes the related revenue.
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
Advertising
Advertising within SG&A expenses includes television, print, digital marketing and other advertising production costs that are expensed the first time the advertising takes place. The costs of promotional displays are expensed in the period in which they are shipped to customers. Advertising expenses were $330.9 million and $388.6 million for 2022 and 2021, respectively, which were included in SG&A expenses in the Company's consolidated statements of operations and comprehensive loss. The Company also has various arrangements with customers pursuant to its trade terms to reimburse them for a portion of their advertising costs, which provide advertising benefits to the Company. Additionally, from time-to-time, the Company may pay fees to customers in order to expand or maintain shelf space for its products. The costs that the Company incurs for "cooperative" advertising programs, end cap placement, shelf placement costs, slotting fees and marketing development funds, if any, are expensed as incurred and are recorded as a reduction within net sales.
Distribution Costs
Costs associated with product distribution, such as freight and handling costs, are recorded within SG&A expenses when incurred. Distribution costs were $111.2 million and $113.9 million for 2022 and 2021, respectively.
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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DEBTOR-IN-POSSESSION)
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)
Research and Development
Research and development expenditures are expensed as incurred and included within SG&A expenses. The amounts charged in 2022 and 2021 for research and development expenditures were $30.1 million and $32.5 million, respectively.
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
Contingencies
Liabilities for loss contingencies arising from claims, assessments, litigation, fines, penalties and other sources are recorded when it is probable that a liability has been incurred and the amount can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred. (See Note 18, "Contingencies").
Pension and Post-Retirement Benefits
The Company sponsors both funded and unfunded pension and other retirement plans in various forms covering employees who meet the applicable eligibility requirements. The Company uses several statistical and other factors in an attempt to estimate future events in calculating the liability and net periodic benefit income/cost related to these plans. These factors include assumptions about the discount rate, expected long-term return on plan assets and rate of future compensation increases as determined annually by the Company, within certain guidelines, which assumptions would be subject to revisions if significant events occur during the year. The Company uses December 31st as its measurement date for defined benefit pension plan obligations and plan assets. See Note 11, "Pension and Post-Retirement Benefits," for additional information on the Company's pension and post-retirement benefit plans.

Liquidity and Ability to Continue as a Going Concern

Our consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates continuity of operations, realization of assets, and satisfaction of liabilities in the normal course of business. In connection with the preparation of our consolidated financial statements, we conducted an evaluation as to whether there were conditions and events, considered in the aggregate, that raised substantial doubt as to the Company’s ability to continue as a going concern. Each reporting period, the Company assesses its ability to continue as a going concern for one year from the date the financial statements are issued. At December 31, 2022, the Company had a liquidity position of $308.3 million, consisting of: (i) $249.3 million of unrestricted cash and cash equivalents (with approximately $94.6 million held outside the U.S.); (ii) $60.4 million in available borrowing capacity under the DIP ABL Facility (which had $41.8 million drawn at such date); and less (iii) approximately $1.4 million of outstanding checks. The Company's evaluation includes its ability to meet its future contractual obligations and other conditions and events that may impact its liquidity.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DEBTOR-IN-POSSESSION)
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)
In light of the Company's Chapter 11 Cases, the Company's ability to continue as a going concern is contingent upon, among other things, its ability to, subject to the Bankruptcy Court's approval as applicable, (i) implement the Plan in a timely manner and within the milestones that have been established under the DIP Facilities and the Restructuring Support Agreement, which currently contemplate obtaining confirmation of the Plan and emerging from Chapter 11 in April 2023, and (ii) generate sufficient liquidity during the Chapter 11 Cases and following emergence from Chapter 11 to meet our contractual obligations and operating needs. As a result of risks and uncertainties related to, among other things, (i) the Company's ability to obtain requisite support for the Plan from various stakeholders, and (ii) the disruptive effects of the Chapter 11 Cases on our business and liquidity making it potentially more difficult to maintain business, financing and operational relationships, substantial doubt exists regarding our ability to continue as a going concern within one year after the date that the financial statements are issued.

The filing of the Chapter 11 Cases constituted an event of default that accelerated substantially all of the Company's obligations under nearly all of its pre-petition debt instruments. As such, the Company reclassified all pre-petition debt obligations to liabilities subject to compromise on its consolidated balance sheets as of December 31, 2022. For additional discussion regarding the impact of the Chapter 11 Cases on the Company's debt obligations, see Note 8. Debt.

The Company's consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

The Company continues to focus on cost reduction and risk mitigation actions to address potential macroeconomic headwinds, such as rising global inflation and a potential economic recession or contraction in the near future. The Company may generate additional liquidity through continued cost control initiatives as well as funds provided by selling certain assets or other strategic transactions, potentially subject to Bankruptcy Court approval. If sales decline, the Company’s cost control initiatives may include reductions in discretionary spend and reductions in investments in capital and permanent displays.

Recently Issued Accounting Pronouncements
In September 2022, the FASB issued ASU No. 2022-04, "Liabilities-Supplier Finance Programs (Topic 405): Disclosure of Supplier Finance Program Obligations." The new guidance enhances transparency of supplier finance programs. A supplier finance program is an arrangement in which a buyer enters into an arrangement with a finance provider or an intermediary to settle its obligations with suppliers. These arrangements are also referred to as reverse factoring, payables finance or structured payables arrangements. Under the ASU, the buyer in a supplier finance program is required to disclose sufficient information about the program to allow a user of financial statements to understand the program’s nature, activity during the period, changes from period to period, and potential magnitude. The standard is effective for interim annual periods beginning after December 15, 2023, with early adoption permitted. The Company is in the process of assessing the impact, if any, that ASU No. 2022-04 may have on the Company’s results of operations, financial condition and/or financial statement disclosures.
In March 2020, the FASB issued ASU 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting." The new guidance under ASU 2020-04 provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The amendments apply only to contracts and hedging relationships that reference the London Interbank Offered Rate ("LIBOR") or another reference rate expected to be discontinued due to reference rate reform. These amendments are effective immediately and may be applied prospectively to contract modifications made and hedging relationships entered into or evaluated on or before December 31, 2022. In December 2022, the FASB approved the extension of the sunset date under Topic 848 to December 31, 2024. The Company's debt arrangements have provisions in place for a replacement reference rate if LIBOR is discontinued. ASU No. 2020-04 is not expected to have a material impact on the Company’s results of operations, financial condition and/or financial statement disclosures.
In June 2016, the FASB issued ASU No. 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments," which was subsequently amended in November 2018 through ASU No. 2018-19, "Codification Improvements to Topic 326, Financial Instruments - Credit Losses." ASU No. 2016-13 will require entities to estimate lifetime expected credit losses for trade and other receivables, net investments in leases, financing receivables, debt securities and other instruments, which will result in earlier recognition of credit losses. Further, the new credit loss model will affect how entities in all industries estimate their allowance for losses for receivables that are current with respect to their payment terms. In November 2019, the FASB issued ASU No. 2019-10, which, among other things, deferred the application of the new guidance on credit losses for smaller reporting companies to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. This guidance will be applied through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (i.e., a modified-retrospective approach). The Company adopted this guidance beginning as of January 1, 2023. Based on the Company's assessment, as the

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DEBTOR-IN-POSSESSION)
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)
majority of the receivables are short-term, the new guidance is not expected to have a material impact on the Company’s results of operations, financial condition and/or financial statement disclosures.
Voluntary Filing under Chapter 11
On June 15, 2022 (the “Petition Date”), Revlon Inc. and certain of its subsidiaries, including Revlon Consumer Products Corporation (collectively, the “Debtors”), filed voluntary petitions (the “Bankruptcy Petitions”) for reorganization under Chapter 11 of the United States Bankruptcy Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the Southern District of New York (such court, the “Bankruptcy Court” and such cases, the “Cases”). On June 16, 2022, the Bankruptcy Court entered an order authorizing the joint administration of the Chapter 11 Cases under the caption In re Revlon Inc, Case No. 22-10760. The Debtors will continue to operate their businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Bankruptcy Court. To ensure their ability to continue operating in the ordinary course of business, the Debtors sought from the Bankruptcy Court a variety of “first-day” relief and "second-day" relief, including authority to obtain debtor-in-possession financing, pay employee wages and benefits, pay vendors and suppliers in the ordinary course for all goods and services provided after the Petition Date and pay fees of professionals involved in the Cases. As of August 2, 2022, all "first-day" and "second-day" relief has been granted by the Bankruptcy Court on a final basis.
As previously disclosed by the Company, the filing of the Bankruptcy Petitions constituted an event of default that accelerated the Company’s obligations under the following debt instruments:
•Term Loan Agreement, dated as of September 7, 2016 (as amended), by and among Products Corporation, the Company, certain lenders party thereto and Citibank, N.A., as administrative agent and collateral agent, related to $872.4 million outstanding aggregate principal amount of loans;
•Asset-Based Revolving Credit Agreement, dated as of September 7, 2016 (as amended, the “ABL Credit Agreement”), by and among Products Corporation, certain local borrowing subsidiaries from time to time party thereto, the Company, certain lenders party thereto and MidCap Funding IV Trust, as administrative agent and collateral agent, related to $289.0 million outstanding aggregate principal amount of loans, consisting of $109.0 million of Tranche A revolving loans, $50.0 million of 2020 ABL FILO Term Loans and $130.0 million of SISO Term Loan Facility loans;
•BrandCo Credit Agreement, dated as of May 7, 2020 (as amended, the “ 2020 BrandCo Credit Agreement”), by and among Products Corporation, the Company, the other loan parties and lenders party thereto and Jefferies Finance LLC, as administrative agent, related to $1,878.0 million outstanding aggregate principal amount of loans; and
•Indenture, dated as of August 4, 2016 (as amended), between Products Corporation and U.S. Bank National Association, as Trustee, governing the 6.25% Senior Notes which mature on August 1, 2024, of which $431.3 million aggregate principal amount were outstanding.
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
During 2022, the Company implemented a Key Employee Incentive Plan (the “KEIP”) and a Key Employee Retention Plan (the “KERP”), each of which has been approved by the Bankruptcy Court. Under the KEIP, participants were granted performance-based awards (each, a “KEIP Award”), with an individual target award amount (each, a “Target Award”), which is the amount that may be earned if performance against the goals for each of the KEIP metrics is earned at target. For 2022, assuming at least threshold performance is achieved for each of the KEIP metrics, the awards may be earned from 50% to 100% of the Target Award based upon performance against 2022 goals for each of the KEIP metrics, and for 2023, the KEIP Awards may be earned from 50% to 150% of the Target Award, based upon performance against 2023 goals for each of the KEIP metrics. The aggregate value of Target Awards eligible to be made to the KEIP participants is approximately $29 million. Payouts under the KEIP Awards may be as low as $0 for all KEIP participants in the aggregate, or as high as approximately $36 million for all KEIP participants in the aggregate, and subject generally to the participant’s continued employment through each quarter (and subject to full or partial clawback through the earlier of December 31, 2023 or the date of confirmation of the plan of reorganization). The KEIP Awards are payable in quarterly installments over an 18-month period. The KERP provides

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DEBTOR-IN-POSSESSION)
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)
for grants of retention awards, which are payable in quarterly installments over an 18-month period, subject generally to the participant’s continued employment through each payment date (and subject to clawback through the earlier of June 30, 2023 or the date of confirmation of the plan of reorganization). The aggregate value of the awards payable under the KERP is approximately $15.4 million.
Adoption of ASC 852
Beginning on the Petition Date, the Company applied Financial Accounting Standards Board Codification Topic 852, Reorganizations ("ASC 852") in preparing the consolidated financial statements. ASC 852 requires the financial statements, for the periods subsequent to the Petition Date cases and up to and including the period of emergence from Chapter 11 (the “Effective Date”), to distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, certain charges incurred during the bankruptcy proceedings, such as legal and professional fees incurred directly as a result of the bankruptcy proceeding, the write-off of deferred financing costs and discount on debt subject to compromise and other related charges are recorded as Reorganization items, net in the Consolidated Statements of Operations and Comprehensive Loss. In addition, prepetition obligations that may be impacted by the Chapter 11 process have been classified on the Consolidated Balance Sheets as of December 31, 2022 as liabilities subject to compromise. These liabilities are reported at the amounts we anticipate will be allowed by the Bankruptcy Court, even if they may be settled for lesser amounts. See Note 21. Liabilities Subject to Compromise and Note 22. Reorganization Items, Net for more information regarding these items.
Debtors-In-Possession
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
Automatic Stay
Subject to certain specific exceptions under the Bankruptcy Code, the Bankruptcy Petitions automatically stayed most judicial or administrative actions against the Debtors and efforts by creditors to collect on or otherwise exercise rights or remedies with respect to pre-petition claims. Absent an order from the Bankruptcy Court, substantially all of the Debtors’ pre-petition liabilities are subject to settlement under the Bankruptcy Code. See Note 23. Condensed Combined Debtor-In-Possession Financial Information.
Restructuring Support Agreement
On December 19, 2022, Revlon, Products Corporation, and certain of Revlon’s direct and indirect subsidiaries (collectively, the “Company Parties”) entered into a Restructuring Support Agreement (as amended the “Restructuring Support Agreement”) with certain of the Company’s prepetition lenders under the 2020 BrandCo Credit Agreement (the “Consenting BrandCo Lenders”), and the Official Committee of Unsecured Creditors in the Debtors’ Chapter 11 Cases (the "Creditors' Committee" and together with the Consenting BrandCo Lenders, the “Original Consenting Creditor Parties” and, together with the Company Parties, the "Original RSA Parties”). On February 21, 2023, the Company Parties amended and restated the

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DEBTOR-IN-POSSESSION)
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)
Restructuring Support Agreement with the Original Consenting Creditor Parties and certain of the Company’s prepetition lenders under the Company’s 2016 Term Loan Agreement (the “Consenting 2016 Lenders”, and together with the Original Consenting Creditor Parties, the “Consenting Creditor Parties,” and together with the Company Parties, the “RSA Parties”). The Restructuring Support Agreement contains certain covenants on the part of the RSA Parties, including, but not limited to, the Consenting Creditor Parties voting in favor of the Plan (as defined below), and provides that the Debtors shall achieve certain milestones (unless extended or waived in writing).
Plan of Reorganization
On December 23, 2022, the Debtors filed a Joint Plan of Reorganization of Revlon, Inc. and Its Debtor Affiliates Pursuant to Chapter 11 of the Bankruptcy Code and a related proposed disclosure statement. On February 21, 2023, the Debtors filed the First Amended Joint Plan of Reorganization of Revlon, Inc. and Its Debtor Affiliates Pursuant to Chapter 11 of the Bankruptcy Code (the “Plan”) and a related proposed form of Disclosure Statement (the “Disclosure Statement”) with the Bankruptcy Court. The Plan is intended to implement the restructuring contemplated by the Restructuring Support Agreement. Also, on February 21, 2023, the Debtors filed the solicitation versions of the Plan and the Disclosure Statement, and the Bankruptcy Court entered an order approving the Disclosure Statement (the “Disclosure Statement Order”). The Plan and Disclosure Statement, along with other solicitation materials, were distributed by the Debtors’ notice and claims agent, Kroll, to creditors entitled to vote on the Plan in accordance with the applicable deadlines set by the Disclosure Statement Order.

The Plan and the Disclosure Statement describe, among other things, the proposed Plan; the restructuring contemplated by the Restructuring Support Agreement; the events leading to the Chapter 11 Cases; certain events that have occurred or are anticipated to occur during the Chapter 11 Cases, including the anticipated solicitation of votes to approve the proposed Plan from certain of the Debtors’ creditors; and certain other aspects of the restructuring, including the expectation that the Company will emerge from Chapter 11 bankruptcy as a privately held company and its outstanding equity will be cancelled.
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
Claims Reconciliation
The Debtors have filed with the Bankruptcy Court schedules and statements setting forth, among other things, the assets and liabilities of each of the Debtors, subject to the assumptions filed in connection therewith. These schedules and statements may be subject to further amendment or modification after filing. Pursuant to an order of the Bankruptcy Court, certain holders of pre-petition claims that are not governmental units were required to file proofs of claim by October 24, 2022 (the "Claims Bar Date"), the general claims bar date. Governmental units are required to file proof of claims by December 12, 2022 (the "Governmental Bar Date") and Hair Relaxer Claimants are required to file proof of claims by April 11, 2023.
As of the Claims Bar Date approximately 5,900 proofs of claim have been filed against the Debtors, and as of the Governmental Bar Date, approximately 300 additional proofs of claim have been filed against the Debtors. Such amount includes duplicate claims across multiple Debtor legal entities. These claims will be materially reconciled to amounts recorded in the Company's accounting records. Differences in amounts recorded and claims filed by creditors will be investigated and resolved, including through the filing of objections with the Bankruptcy Court, where appropriate. The Company may ask the Bankruptcy Court to disallow claims that the Company believes are duplicative, have been later amended or superseded, are without merit, are overstated or should be disallowed for other reasons. In addition, as a result of this process, the Company may identify additional liabilities that will need to be recorded or reclassified to liabilities subject to compromise. In light of the substantial number of claims expected to be filed, the claims resolution process may take considerable time to complete and likely will continue throughout the Chapter 11 Cases.
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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

2. RESTRUCTURING CHARGES

Revlon Global Growth Accelerator Program

On March 2, 2022, the Company announced that it is extending and expanding its existing Revlon Global Growth Accelerator (“RGGA”) program through 2024. The extension and expansion will allow the Company to continue to focus on identifying and implementing new opportunities programmatically. The extension and expansion will provide an additional year to implement larger projects and help make up for supply chain headwinds and the COVID restrictions imposed throughout the globe, primarily during 2020 and 2021.

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

Since inception and through December 31, 2022, the Company recorded pre-tax restructuring and related charges of $112.1 million in connection with RGGA, consisting primarily of (i) $83.6 million of employee severance, other personnel benefits and other costs; and (ii) $28.5 million of lease and other restructuring-related charges that were recorded within Selling, general & administrative expenses ("SG&A") and Cost of sales.

A summary of the RGGA charges incurred since its inception in March 2020 and through December 31, 2022 is presented in the following table:

	Restructuring Charges and Other, Net
	Employee Severance and Other Personnel Benefits	Other Costs	Total Restructuring Charges	Leases (a)	Other Related Charges (b)	Total Restructuring and Related Charges
Charges incurred through December 31, 2021	$52.7	$23.9	$76.6	$17.7	$7.6	$101.9
Charges incurred during the year ended December 31, 2022	—	7.0	$7.0	3.2	—	10.2
Cumulative charges incurred through December 31, 2022	$52.7	$30.9	$83.6	$20.9	$7.6	$112.1
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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DEBTOR-IN-POSSESSION)
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)
A summary of the RGGA restructuring charges incurred since its inception in March 2020 and through December 31, 2022 by reportable segment is presented in the following table:

	Charges incurred during the year ended December 31, 2022	Cumulative charges incurred through December 31, 2022
Revlon	$2.2	$30.2
Elizabeth Arden	2.8	21.8
Portfolio	1.2	19.2
Fragrances	0.8	12.4
Total	$7.0	$83.6

Restructuring Reserve
The liability balance and related activity for each of the Company's restructuring programs are presented in the following table:

			Utilized, Net
	Liability Balance at January 1, 2022	Expense, Net	Cash	Liability Balance at December 31, 2022
RGGA:
Employee severance and other personnel benefits	$1.9	$—	$(1.8)	$0.1
Other	—	7.0	(7.0)	—
Total RGGA	1.9	7.0	(8.8)	0.1

Other restructuring initiatives:
Employee severance and other personnel benefits	0.8	(0.5)	—	0.3
Total other restructuring initiatives	0.8	(0.5)	—	0.3
Total restructuring reserve	$2.7	$6.5	$(8.8)	$0.4

			Utilized, Net
	Liability Balance at January 1, 2021	Expense, Net	Cash	Liability Balance at December 31, 2021
RGGA
Employee severance and other personnel benefits	$12.6	$4.1	$(14.8)	$1.9
Other	—	22.0	(22.0)	—
Total RGGA	12.6	26.1	(36.8)	1.9

Other restructuring initiatives:
Employee severance and other personnel benefits	1.2	—	(0.4)	0.8
Total other restructuring initiatives	1.2	—	(0.4)	$0.8
Total restructuring reserve	$13.8	$26.1	$(37.2)	$2.7

As of December 31, 2022 and 2021, all of the restructuring reserve balances were included within accrued expenses and other current liabilities in the Company's Consolidated Balance Sheets.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DEBTOR-IN-POSSESSION)
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)
3. INVENTORIES

The Company's net inventory balances consisted of the following:

	December 31,	December 31,
	2022	2021
Finished goods	$301.3	$277.0
Raw materials and supplies	159.6	125.3
Work-in-process	8.4	15.1
	$469.3	$417.4

4. PREPAID EXPENSES AND OTHER
The Company's prepaid expenses and other balances were as follows:

	December 31,
	2022	2021
Prepaid expenses	$110.7	$52.3
Taxes (a)	24.8	36.2
Other	4.7	47.5
	$140.2	$136.0

(a) Taxes for Products Corporation as of December 31, 2022 and December 31, 2021 were $20.8 million and $32.0 million, respectively.

5. PROPERTY, PLANT AND EQUIPMENT
The Company's property, plant and equipment, net balances consisted of the following:

	December 31,
	2022	2021
Land and improvements	$10.3	$10.8
Building and improvements	40.0	43.5
Machinery and equipment	69.8	82.2
Office furniture, fixtures and capitalized software	47.2	62.6
Leasehold improvements	15.3	18.0
Construction-in-progress	11.4	8.8
Right-of-Use assets	57.6	71.4
Property, plant and equipment and Right-of-Use assets, net	$251.6	$297.3

Depreciation and amortization expense on property, plant and equipment and right-of-use assets for the years ended December 31, 2022 and December 31, 2021 was $54.6 million and $66.5 million, respectively. Accumulated depreciation and amortization was $562.3 million and $551.3 million as of December 31, 2022 and December 31, 2021, respectively.
In November 2022, the Bankruptcy Court approved the sale of the Company's distribution center in Jacksonville, Florida. As such, as of December 31, 2022, the Company determined that the property met the criteria to be classified as a long-lived asset held for sale. Per ASC Topic 360, "Property, Plant and Equipment," the Company subsequently measured the long-lived asset at the lower of its carrying value or fair value less any costs to sell, or approximately $2.0 million, as of December 31, 2022. Upon designation as an asset held for sale, the Company stopped recording depreciation or amortization expense on the asset and will continue to assess the fair value less any costs to sell at each reporting period until the asset is no longer classified as held for sale.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Impairment Considerations
In accordance with ASC 360, and in conjunction with the performance of its annual impairment assessment, the Company considered whether indicators of impairment existed as of December 31, 2022 for its Property, Plant and Equipment ("PP&E"), including its Right-of-Use ("ROU") assets consisting of the Company's leases as described above.
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
In connection with the lease rejections that were approved by the Bankruptcy Court and were deemed effective, the associated right-of-use asset was written-off.
Following its annual and interim impairment assessments, the Company concluded that the carrying amounts of its PP&E, including its lease ROU assets, were not impaired as of December 31, 2022.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DEBTOR-IN-POSSESSION)
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)
The following table includes disclosure related to the ASC 842 lease standard for the periods presented, after application of the applicable practical expedients and short-term lease considerations:

	Year Ended
	December 31, 2022	December 31, 2021
Lease Cost:
Finance Lease Cost:
Amortization of ROU assets	$0.2	$0.2
Interest on lease liabilities	0.1	0.1
Operating Lease Cost	28.9	33.7
Total Lease Cost	$29.2	$34.0

Other Information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	0.1	0.1
Operating cash flows from operating leases	29.5	36.3
Financing cash flows from finance leases	0.1	0.3

	December 31, 2022	December 31, 2021
ROU assets for finance leases	0.2	0.3
ROU assets for operating leases	57.3	71.0
Accumulated amortization on ROU assets for finance leases	1.0	0.8
Accumulated amortization on ROU assets for operating leases	49.1	55.9

Weighted-average remaining lease term - finance leases	0.1 years	1.1 years
Weighted-average remaining lease term - operating leases	6.1 years	6.2 years

Weighted-average discount rate - finance leases	15.0%	15.0%
Weighted-average discount rate - operating leases	16.2%	15.8%

Maturities of lease liabilities as of December 31, 2022 were as follows:

	Operating Leases (a)	Finance Leases
2023	$23.1	$0.1
2024	18.3	0.1
2025	12.6	—
2026	11.4	—
2027	8.9	—
Thereafter	28.9	—
Total undiscounted cash flows	$103.2	$0.2

Present value:
Short-term lease liability	$5.7	$0.1
Long-term lease liability	12.0	0.1
Leases subject to compromise	58.1	—
Total lease liability	$75.8	$0.2
Difference between undiscounted cash flows and discounted cash flows	$27.4	$—
(a) Includes liabilities for certain leases subsequently rejected after the balance sheet date.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DEBTOR-IN-POSSESSION)
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

6. GOODWILL AND INTANGIBLE ASSETS, NET

2022 Annual and Interim Impairment Tests

For 2022, in assessing whether goodwill was impaired in connection with its annual impairment testing performed during the fourth quarter of 2022 using October 1st, 2022 carrying values, the Company, in accordance with ASC 350, performed a quantitative assessment for five of its reporting units, namely: (i) Revlon (ii) Elizabeth Arden Skin & Color, (iii) Elizabeth Arden Fragrances, (iv) Professional Portfolio and (v) Fragrances reporting units. The Mass Portfolio reporting unit's goodwill was written down to nil in 2020.
In performing its 2022 quantitative goodwill assessments, the Company used the simplified approach allowed under ASU No. 2017-04 to test its reporting units for impairment. Based upon such assessment, the Company determined that it was more likely than not that the fair value of each of such aforementioned reporting units exceeded their respective carrying amounts for 2022. Consequently, no impairment changes were recognized during the 2022 annual goodwill impairment assessment test.
The fair value of the Fragrances reporting unit exceeded its carrying amount by approximately 12%, while the fair values of the other aforementioned reporting units exceeded their carrying amounts ranging from approximately 44% to approximately 49% as of the October 1, 2022 valuation date.
During the second quarter, the Company determined certain indicators of potential impairment existed that could affect inputs used in its determination of the fair value of goodwill, warranting an interim goodwill impairment analysis. These indicators included a deterioration in general macroeconomic conditions, such as the global supply chain disruptions and inflation, potential increases to costs of raw materials, adverse developments in equity and credit markets, deterioration in some of the economic channels in which the Company operates, the recent trading values of the Company's capital stock and the corresponding decline in the Company’s market capitalization.
As a result, for the second quarter of 2022, the Company examined and performed quantitative interim goodwill impairment assessments for five of its aforementioned reporting units with goodwill balances, namely: (i) Revlon; (ii) Elizabeth Arden Skin and Color; (iii) Elizabeth Arden Fragrances; (iv) Fragrances; and (v) Professional Portfolio. Based upon such assessments, the Company determined that it was more likely than not that the fair values of each of its reporting units exceeded their respective carrying amounts for the second quarter of 2022. Consequently, no impairment changes were recognized during the 2022 interim goodwill impairment assessment.

2021 Annual Goodwill Impairment Testing

For 2021, in assessing whether goodwill was impaired in connection with its annual impairment testing performed during the fourth quarter of 2021 using October 1, 2021 carrying values, the Company, in accordance with ASC 350, performed a qualitative assessment for its Revlon reporting unit and quantitative assessments for its (i) Elizabeth Arden Skin and Color, (ii) Elizabeth Arden Fragrances, (iii) Fragrances, and (iv) Professional Portfolio reporting units (as previously noted, the Mass Portfolio reporting unit no longer has any goodwill associated with it starting from the second quarter of 2020).
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
In performing its 2021 quantitative goodwill assessments, the Company used the simplified approach allowed under ASU No. 2017-04 to test its (i) Elizabeth Arden Skin and Color, (ii) Elizabeth Arden Fragrances, (iii) Professional Portfolio and (iv) Fragrances reporting units for impairment. Based upon such assessment, the Company determined that it was more likely than not that the fair value of each of such aforementioned reporting units exceeded their respective carrying amounts for 2021. Consequently, no additional impairment changes were recognized during the 2021 annual impairment assessment test.

2022 Annual Impairment Assessment Inputs and Assumptions Considerations

The above-mentioned fair values were primarily determined using a weighted average market and income approach. The income approach requires several assumptions including those regarding future sales growth, EBITDA (earnings before interest, taxes, depreciation and amortization) margins, and capital expenditures, which are the basis for the information used in the discounted cash flow model. The weighted-average cost of capital used in the income approach ranged from 10.5% to

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DEBTOR-IN-POSSESSION)
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)
13.0%, with a perpetual growth rate of 2%. For the market approach, the Company considered the market comparable method based upon total enterprise value multiples of other comparable publicly-traded companies.
The key assumptions used to determine the estimated fair values of the Company's reporting units for its annual assessment included the expected success of the Company's future new product launches, the Company's achievement of its expansion plans, the Company's realization of its cost reduction initiatives and other efficiency efforts. If such plans and assumptions do not materialize as anticipated, or if there are further challenges in the business environment in which the Company's reporting units operate, a resulting change in actual results from the Company's key assumptions could have a negative impact on the estimated fair values of the reporting units, which could require the Company to recognize additional impairment charges in future reporting periods.

The inputs and assumptions utilized in the impairment analysis are classified as Level 3 inputs in the fair value hierarchy as defined in ASC Topic 820, “Fair Value Measurements.”

The following table presents the changes in goodwill by segment for the year ended December 31, 2022:

	Revlon	Portfolio	Elizabeth Arden	Fragrances	Total
Balance at January 1, 2021	$265.4	$87.9	$89.5	$120.9	$563.7
Foreign currency translation adjustment	(0.4)	(0.1)	(0.2)	(0.2)	(0.9)
Balance at December 31, 2021	$265.0	$87.8	$89.3	$120.7	$562.8
Foreign currency translation adjustment	(0.3)	(0.1)	(0.1)	(0.1)	(0.6)
Balance at December 31, 2022	$264.7	$87.7	$89.2	$120.6	$562.2

Cumulative goodwill impairment charges(a)					$(166.2)
(a) Amount refers to cumulative goodwill impairment charges related to impairments recognized in 2015, 2017, 2018 and 2020; no impairment charges were recognized during the years ended December 31, 2022 and 2021.
Intangible Assets, Net
Finite-Lived Intangibles
2022 Annual and Interim Impairment Tests
In accordance with ASC Topic 360, and in conjunction with the performance of its 2022 annual goodwill impairment assessment, the Company reviewed its finite-lived intangible assets for impairment.
In performing its review, the Company makes judgments about the recoverability of its purchased finite-lived intangible assets whenever events or changes in circumstances indicate that an impairment to its finite-lived intangible assets may exist. The Company also considers several indicators of impairment, including, among other factors, the following: (i) whether there exists any significant adverse change in the extent or manner in which a long-lived asset and/or asset group is being used; (ii) whether there exists any projection or forecast demonstrating losses associated with the use of a long-lived asset and/or asset group; and (iii) whether there exists a current expectation that, more likely than not, a long-lived asset and/or asset group will be sold or otherwise disposed of significantly before the end of its previously-estimated useful life. The carrying amount of a finite-lived intangible asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the finite-lived intangible asset and/or asset group and the impairment loss is measured as the amount by which the carrying amount of the finite-lived intangible asset exceeds its fair value. Based upon such assessment, no impairment charges were recognized related to the carrying value of any of the Company's finite-lived intangible assets as a result of the 2022 annual impairment test.
During the second quarter, the Company determined certain indicators of potential impairment existed that could affect the recoverability of its finite-lived intangibles, warranting an interim impairment analysis, in accordance with ASC Topic 360. In addition to the aforementioned indicators, the Company assessed the deterioration in general macroeconomic conditions, such as the global supply chain disruptions and inflation. Based upon such assessment, the Company recognized $18.7 million of non-cash impairment charges related to certain finite-lived intangible assets, within the Company's Mass Portfolio reporting unit during the second quarter of 2022. The recoverability of the Company's finite-lived intangible assets were determined based on the undiscounted cash flows method and fair value was determined based on the multi-period excess earnings method.
2021 Annual Impairment Test

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DEBTOR-IN-POSSESSION)
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)
No impairment charges were recognized related to the carrying value of any of the Company's finite-lived intangible assets as a result of the 2021 annual impairment test.

Indefinite-Lived Intangibles
2022 Annual and Interim Impairment Tests
In accordance with ASC Topic 350, and in conjunction with the performance of its 2022 annual goodwill impairment assessment, the Company also reviewed its indefinite-lived intangible assets, consisting of certain trade names, using October 1, 2022 carrying values, similar to goodwill.
The Company performed quantitative assessments of its indefinite-lived intangible assets considering, among other factors, the financial performance of certain asset groups within its reporting units and the Company's expected future cash flows. No impairment charges were recognized related to the carrying value of any of the Company's indefinite-lived intangible assets as a result of the 2022 annual impairment test.
The fair values determined as part of the Company’s indefinite-lived intangibles quantitative analysis exceeded their carrying amounts ranging from approximately 12% to approximately 76% as of the October 1, 2022 valuation date.
In connection with the interim goodwill impairment assessment for the second quarter of 2022, the Company also reviewed indefinite-lived intangible assets, consisting of certain trade names, in accordance with ASC Topic 350. Based upon such assessment, the Company recognized $5.6 million of non-cash impairment charges related to certain indefinite-lived intangible assets within the Company's Mass Portfolio reporting unit during the second quarter of 2022. The fair values of the Company's indefinite-lived intangible assets were determined based on the relief from royalty method.
2021 Annual Impairment Test
No impairment charges were recognized related to the carrying value of any of the Company's indefinite-lived intangible assets as a result of the 2021 annual impairment test.

Inputs and Assumptions Considerations
For the quantitative assessments, the recoverability of the Company's finite-lived intangible assets were determined based on the undiscounted cash flows method and fair value was determined based on the multi-period excess earnings method. The fair values of the Company's indefinite-lived intangible assets were determined based on the relief from royalty method. The inputs and assumptions utilized in the impairment analyses are classified as Level 3 inputs in the fair value hierarchy as defined in ASC Topic 820, “Fair Value Measurements.”
The 2022 impairment charges were included as a separate component of operating income within the "Impairment charges" caption on the face of the Company's Consolidated Statement of Operations and Comprehensive Loss for the year ended December 31, 2022. $24.3 million total impairment charges were recognized related to the carrying value of any of the Company's indefinite-lived and finite-lived intangible assets during the year ended December 31, 2022. A summary of such impairment charges by segments is included in the following table:

	Year Ended
	December 31, 2022
	Revlon	Portfolio	Elizabeth Arden	Fragrances	Total
Finite-lived intangible assets	$—	$18.7	$—	$—	$18.7
Indefinite-lived intangible assets	—	5.6	—	—	5.6
Total Intangibles Impairment	$—	$24.3	$—	$—	$24.3

In connection with recognizing the intangible assets impairment charges for the year ended December 31, 2022, the Company recognized a tax benefit of approximately $0.2 million.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DEBTOR-IN-POSSESSION)
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)
The following tables present details of the Company's total intangible assets as of December 31, 2022 and December 31, 2021:

	December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount	Weighted-Average Useful Life (in Years)
Finite-lived intangible assets:
Trademarks and licenses	$269.6	$(155.1)	$(5.3)	$109.2	11
Customer relationships	244.6	(134.8)	(10.9)	98.9	9
Patents and internally-developed intellectual property	24.4	(18.6)	(2.5)	3.3	5
Distribution rights	31.0	(10.9)	—	20.1	12
Other	1.3	(1.3)	—	—	0
Total finite-lived intangible assets	$570.9	$(320.7)	$(18.7)	$231.5

Indefinite-lived intangible assets:
Trade names (a)	$108.2	N/A	$(5.6)	$102.6
Total indefinite-lived intangible assets	$108.2	N/A	$(5.6)	$102.6

Total intangible assets	$679.1	$(320.7)	$(24.3)	$334.1

	December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Impairment	Net Carrying Amount	Weighted-Average Useful Life (in Years)
Finite-lived intangible assets:
Trademarks and licenses	$270.8	$(142.9)	$—	$127.9	12
Customer relationships	247.2	(122.7)	—	124.5	10
Patents and internally-developed intellectual property	23.8	(17.4)	—	6.4	5
Distribution rights	31.0	(9.2)	—	21.8	13
Other	1.3	(1.3)	—	—	0
Total finite-lived intangible assets	$574.1	$(293.5)	$—	$280.6

Indefinite-lived intangible assets:
Trade names (a)	$111.6	N/A	$—	$111.6
Total indefinite-lived intangible assets	$111.6	N/A	$—	$111.6

Total intangible assets	$685.7	$(293.5)	$—	$392.2
(a) Indefinite-lived trade names carrying amount includes accumulated impairment of $33.1 million from 2020.

Amortization expense for finite-lived intangible assets was $30.6 million and $34.4 million for the year ended December 31, 2022 and 2021, respectively.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DEBTOR-IN-POSSESSION)
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)
The following table reflects the estimated future amortization expense for each period presented, a portion of which is subject to exchange rate fluctuations, for the Company's finite-lived intangible assets as of December 31, 2022:

Estimated Amortization Expense
2023	$26.6
2024	24.2
2025	24.1
2026	23.7
2027	22.8
Thereafter	110.1
Total	$231.5

7. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

The Company's accrued expenses and other current liabilities consisted of the following:

	December 31,	December 31,
	2022	2021
Advertising, marketing and promotional costs	$90.1	$113.3
Sales returns and allowances	83.1	92.3
Compensation and related benefits	66.3	33.7
Professional services and insurance	49.6	28.5
Taxes	24.5	52.8
Freight and distribution costs	15.1	18.4
Interest	8.7	31.3
Short-term lease liability	5.7	12.9
Restructuring reserve	0.4	2.7
Software	0.4	2.2
Other (a)	43.1	43.9
Total	$387.0	$432.0
(a) Accrued Other for Products Corporation as of December 31, 2022 and December 31, 2021 were $43.3 million and $44.0 million, respectively.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DEBTOR-IN-POSSESSION)
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)
8. DEBT

The table below details the Company's debt balances, net of discounts and debt issuance costs.

	December 31,	December 31,
	2022	2021
Debt
DIP Term Loan Facility due 2023 (a)	$575.0	$—
SISO DIP ABL Facility due 2023 (a)	130.0	—
Tranche A DIP ABL Facility due 2023 (a)	41.8	—
Spanish Government Loan due 2025	0.2	0.2
2021 Foreign Asset-Based Term Facility due 2024 (a)(d)	—	71.2

Amended 2016 Revolving Credit Facility (Tranche A) due 2024 (c)	—	108.0
SISO Term Loan Facility due 2024 (c)	—	126.2
2020 ABL FILO Term Loans due 2023 (f)	—	50.0
2020 Troubled-debt-restructuring: future interest (e)	—	42.6
2020 BrandCo Term Loan Facility due 2025 (b)(f)(g)	—	1,749.7
2016 Term Loan Facility: 2016 Term Loan due 2023 and 2025 (h)	—	867.9
6.25% Senior Notes due 2024 (i)	—	426.9
Debt	$747.0	$3,442.7

Debt subject to compromise
2020 ABL FILO Term Loans due 2023 (f)	50.0	—
2020 Troubled-debt-restructuring: future interest (e)	36.0	—
2020 BrandCo Term Loan Facility due 2025 (b)(f)(g)	1,995.3	—
2016 Term Loan Facility: 2016 Term Loan due 2023 and 2025 (h)	872.4	—
6.25% Senior Notes due 2024 (i)	431.3	—
Debt subject to compromise (b)	3,385.0	—

Total debt, prior to reclassification to Liabilities subject to compromise	4,132.0	3,442.7
Less current portion (*)	(746.9)	(137.2)
Less amounts reclassified to Liabilities subject to compromise	$(3,385.0)	$—
Long-term debt	$0.1	$3,305.5

Short-term borrowings (**)	$0.2	$0.7
(*) At December 31, 2022, the Company classified $746.9 million as its current portion of long-term debt, comprised primarily of $575.0 million of short term debt DIP term loans, $130.0 million of short term debt DIP SISO loans and $41.8 million short term debt DIP Tranche A Revolver loans. At December 31, 2021, the Company classified $137.2 million as its current portion of long-term debt, comprised primarily of $108.0 million of net borrowings under the Amended 2016 Revolving Credit Facility, net of debt issuance costs, $18.5 million of payments under the 2020 BrandCo Term Loan Facility due within one year and $9.2 million of payments on the 2016 Term Loan Facility. See below in this Note 8, "Debt," for details regarding the Company's recent debt-related transactions.
(**) The weighted average interest rate on these short-term borrowings outstanding at both December 31, 2022 and 2021 was 11.4%.

Current Year Debt Transactions
(a) Debtor-in-Possession Financing
On June 17, 2022, the Bankruptcy Court approved the DIP Facilities on an interim basis pursuant to the Interim Order for the DIP Facilities and the closing of the following facilities occurred. On June 17, 2022, all or certain of the Debtors entered into (i) a superpriority, senior secured and priming debtor-in-possession asset-based revolving credit facility (the “DIP ABL Facility”), evidenced by a term sheet, in the maximum aggregate principal amount of $400 million, with certain financial

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DEBTOR-IN-POSSESSION)
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)
institutions party thereto as lenders and MidCap Funding IV Trust, as administrative agent and collateral agent, (ii) a superpriority, senior secured and priming debtor-in-possession term loan credit facility (the “DIP Term Loan Facility”), in the aggregate principal amount of $575 million, with certain financial institutions party thereto as lenders and Jefferies Finance, LLC, as administrative agent and collateral agent, and (iii) a superpriority junior secured debtor-in-possession intercompany credit facility (the “Intercompany DIP Facility” and, together with the DIP ABL Facility and the DIP Term Loan Facility, the “DIP Facilities”) with the Debtors that are BrandCos (as defined in the BrandCo Credit Agreement, dated as of May 7, 2020 (as amended, modified or supplemented from time to time, the “2020 BrandCo Credit Agreement”), by and among Products Corporation, the Company, the other loan parties and lenders party thereto and Jefferies Finance LLC, as administrative agent and each collateral agent) (the “BrandCos”). On June 30, 2022, the Company and Products Corporation entered into that certain Super-Priority Senior Secured Debtor-in-Possession Asset-Based Credit Agreement (the “DIP ABL Credit Agreement”), by and among Products Corporation, as the Borrower, the Company, as Holdings, the lenders party thereto and MidCap Funding IV Trust, as Administrative Agent and Collateral Agent, which evidences the DIP ABL Facility and establishes certain additional terms and conditions that govern the DIP ABL Facility. On August 2, 2022, the Bankruptcy Court approved the DIP Facilities on a final basis by entering the Final Order for the DIP Facilities (as defined herein). Borrowings of $575 million ($375 million was drawn on June 17, 2022 and $200 million was drawn on Aug 3, 2022) under the DIP Term Loan Facility and borrowings under the DIP ABL Facility are being used to, among other things, (i) refinance certain obligations under the Amended 2016 Revolving Credit Agreement and the 2021 Foreign Asset-Based Term Agreement and (y) for general corporate purposes.

The DIP ABL Facility, among other things, provides for (i) an asset-based revolving credit facility in the maximum aggregate amount of $270 million (the “Tranche A DIP ABL Facility”), the initial proceeds of which were used to refinance the Tranche A Revolving Secured Obligations (as defined in the Amended 2016 Revolving Credit Agreement), and (ii) an asset-based term loan facility in the amount of $130 million (the “SISO DIP ABL Facility”), the proceeds of which were used to refinance the SISO Secured Obligations (for the DIP Facilities). The remaining proceeds of the DIP ABL Facility will be used for general corporate purposes of the Debtors, including to pay expenses in connection with the Cases, in accordance with the terms of the Final Order (as defined in the Amended 2016 Revolving Credit Agreement). The borrowing base in respect of the Tranche A DIP ABL Facility is consistent with the borrowing base under the Amended 2016 Revolving Credit Agreement (without giving effect to the accommodation provided for in Amendment No. 9 thereto and subject to an availability reserve to be determined by MidCap Funding Trust IV subject to the terms of the DIP ABL Facility and a carve-out reserve for certain professional fees) and is subject to certain customary reserves.

The maturity date of the DIP ABL Facility is the earliest of (i) June 17, 2023 (the “Scheduled Maturity Date”), with an option to extend to the earlier of 180 days after the Scheduled Maturity Date and the extended maturity date of the DIP Term Loan Facility following the exercise by Products Corporation of its option to extend the maturity date thereunder; (ii) the effective date of any chapter 11 plan for the reorganization of any Debtor; (iii) the consummation of any sale or other disposition of all or substantially all of the assets of the Debtors pursuant to Bankruptcy Code §363; (iv) the date of the acceleration of the DIP ABL Facility and termination of the corresponding commitments; (v) the date the Court orders the conversion of the Cases of any of the Debtors to a chapter 7 liquidation, (vi) the rejection or termination of the BrandCo License Agreements (as defined in the DIP ABL Credit Agreement) and (vii) the dismissal of the Cases of any Debtor without the consent of the holders of more than 50% of the loans and commitments under the Tranche A DIP ABL Facility. The outstanding principal of the DIP ABL Facility is due and payable in full on the maturity date.

The DIP ABL Facility is secured by a perfected (i) first priority priming security interest and lien on substantially all assets of the Debtors (other than the BrandCos and Beautyge I, an exempted company incorporated in the Cayman Islands (“Beautyge I”)) constituting ABL Facility First Priority Collateral (as defined in the DIP ABL Facility), (ii) junior priority priming security interest and lien on substantially all assets of the Debtors (other than the BrandCos and Beautyge I) constituting Term Facility First Priority Collateral (as defined in the DIP ABL Facility), and (iii) security interests and liens on substantially all assets of the Debtors (other than the BrandCos and Beautyge I) that were not, on the Petition Date, subject to valid, unavoidable and perfected security interests and liens, pursuant to Bankruptcy Code §364(c)(2), with the following priority: if such collateral is of the same nature, scope and type as (a) ABL Facility First Priority Collateral, on a first priority basis, and (b) Term Facility First Priority Collateral, on a junior priority basis subject to the liens in favor of the DIP Term Loan Facility, the Intercompany DIP Facility and any adequate protection liens granted to certain of Products Corporation’s secured creditors (the collateral for the DIP ABL Facility, the “Opco DIP Collateral”). The DIP ABL Facility is subject to certain customary and appropriate conditions for financings of similar type.

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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

The maturity date of the DIP Term Loan Facility is the earliest of (i) June 17, 2023, with an option to extend by up to 180 days at the option of Products Corporation; (ii) the effective date of any chapter 11 plan for the reorganization of any Debtor; (iii) the consummation of any sale or other disposition of all or substantially all of the assets of the Debtors pursuant to Bankruptcy Code §363; and (iv) the date of acceleration or termination of the DIP Term Loan Facility in accordance with the definitive documents governing the DIP Term Loan Facility. The outstanding principal of the DIP Term Loan Facility is due and payable in full on the maturity date.

The DIP Term Loan Facility is secured by a perfected (i) first priority priming security interest and lien on the Term Facility First Priority Collateral, (ii) junior priority priming security interest and lien on the ABL Facility First Priority Collateral, (iii) a first priority priming security interest and lien on substantially all the assets of the BrandCos and Beautyge I, and (iv) security interests and liens on substantially all assets of the Debtors that were not, on the Petition Date, subject to valid, unavoidable and perfected security interests and liens, pursuant to Bankruptcy Code §364(c)(2), with the following priority: if such collateral is of the same nature, scope and type as (a) Term Facility First Priority Collateral, on a first priority basis, and (b) ABL Facility First Priority Collateral, on a junior priority priming basis subject to the liens in favor of the DIP ABL Facility and any adequate protection liens granted to certain of Products Corporation’s secured creditors. In addition, the DIP Term Loan Facility is guaranteed by the obligors under, and secured by substantially the same assets that secured, the 2021 Foreign Asset-Based Term Facility. The DIP Term Loan Facility includes certain customary and appropriate conditions for financings of similar type.

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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

The Company incurred approximately $18.5 million of new debt issuance costs in connection with the DIP Facilities, which were expensed during the year-ended December 31, 2022, to "Reorganization items, net" on the Company's Consolidated Statement of Operations and Comprehensive Loss.

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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DEBTOR-IN-POSSESSION)
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)
customary fees in connection with the First Amendment. A portion of the proceeds of the DIP Term Loan Facility was used to refinance the 2021 Foreign Asset-Based Term Facility.
(b) Contractual interest on debt subject to compromise and adequate protection payments
Effective as of the Petition Date, we ceased recognizing interest expense on outstanding pre-petition debt subject to compromise other than the tranche Term B-1 loans of the 2020 Brandco Term Loan Facility due 2025. In connection with the Debtor’s voluntary filing under Chapter 11, interest was stayed on the Company’s 2020 ABL FILO Term Loans due 2023, 2016 Term Loan Facility, 6.25% Senior Notes and Tranches B-2 and B-3 of the 2020 BrandCo Term Loan Facility. Approximately $76.5 million of interest was stayed, which relates to prepetition debt obligations classified within liabilities subject to compromise that did not receive adequate protection payments.

During the Chapter 11 proceeding, the Bankruptcy Court has the ability to issue orders pursuant to sections 361, 363(e) and 364(d) of the Bankruptcy Code granting adequate protection payments to secured parties under certain lending facilities in order to protect their interests in the pre-petition collateral. On June 17, 2022, in connection with the DIP Term Loan agreement, the Bankruptcy Court issued an interim order, which was approved on a final basis on August 2, 2022, providing that the holders of tranche Term B-1 loans shall continue to receive quarterly payments in an amount equal to the interest that would otherwise be payable in cash, as well as interest to be paid in kind on the outstanding Term B-1 loans. The interest rate on the tranche Term B-1 loans was reset as a result of the Bankruptcy Court’s order, as such the Debtors are applying a LIBOR base rate to derive the quarterly payments to be paid in cash. During the period, the Company paid the Term B-1 holders $62.9 million that approximates the quarterly interest that otherwise would have been paid. Furthermore, consistent with the order, the Company accrued $18.8 million of paid-in-kind interest under the terms of the prepetition 2020 Brandco Term Loan Facility agreement at the non-default rate that would otherwise be owed to the prepetition BrandCo Lenders in accordance with the 2020 Brandco Term Loan Facility agreement. Default interest due under the terms of the prepetition 2020 Brandco Term Loan Facility agreement will accrue and be paid in kind in respect of the Term B-1 Loans in accordance with the 2020 Brandco Term Loan Facility agreement.

During 2022, in accordance with ASC 852, an adjustment for an allowed claim of $98.6 million was recorded in relation to the Applicable Premium (as defined in the 2020 BrandCo Credit Agreement and stipulated in the Final DIP Order) on the Term B-1 loan. The adjustment was recorded to "Reorganization items, net" on the Company's Consolidated Statement of Operations and Comprehensive Loss.

Previous Years' Debt Transactions
(c) Amendment No. 8 to the Amended 2016 Revolving Credit Agreement: Tranche A - Revolving Credit Facility and Second-In, Second-Out ("SISO") Term Loan Facility
On May 7, 2021, Products Corporation entered into Amendment No. 8 to the Amended 2016 Revolving Credit Agreement (“Amendment No. 8”). Amendment No. 8, among other things, made certain amendments pursuant to which: (i) the maturity date applicable to the “Tranche A” revolving loans and SISO Term Loan Facility (as defined further below in this section within "Amendment No. 7 to the Amended 2016 Revolving Credit Agreement: Tranche A - Revolving Credit Facility and SISO Term Loan Facility") was extended from June 8, 2023 to May 7, 2024, subject to a springing maturity to the earlier of: (x) 91 days prior to the maturity of the 2016 Term Loan Facility on September 7, 2023, to the extent such term loans are then outstanding, and (y) to the extent the Company’s first-in, last-out term loans (the “2020 ABL FILO Term Loans”) are then outstanding, the earliest stated maturity of the 2020 ABL FILO Term Loans; (ii) the commitments under the “Tranche A” revolving facility were reduced from $300 million to $270 million and under the SISO Term Loan Facility were upsized from $100 million to $130 million, (iii) the financial covenant was changed from (A)(x) a minimum excess availability requirement of $20 million when the fixed charge coverage ratio is greater than 1.00x or (y) a minimum excess availability requirement of $30 million when the fixed charge coverage ratio is less than 1.00x to (B) a springing minimum fixed charge coverage ratio of 1.00x when excess availability is less than $27.5 million, (iv) certain advance rates in respect of the borrowing base under the credit agreement were increased, and (v) the perpetual cash dominion requirement was replaced with a springing cash dominion requirement triggered only when excess availability is less than $45 million. In addition, Amendment No. 8 increased the interest rate margin applicable to the “Tranche A” revolving loans to 3.75% from a range of 2.50-3.00% and decreased the LIBOR “floor” applicable thereto from 1.75% to 0.50%.

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

(c) Amendment No. 7 to the Amended 2016 Revolving Credit Agreement: Tranche A - Revolving Credit Facility and SISO Term Loan Facility
On March 8, 2021, Products Corporation entered into Amendment No. 7 to the Amended 2016 Revolving Credit Agreement (“Amendment No. 7”). Amendment No. 7, among other things, made certain amendments pursuant to which: (i) the maturity date applicable to the “Tranche A” revolving loans under the Amended 2016 Revolving Credit Agreement was extended from September 7, 2021 to June 8, 2023; (ii) the commitments under the “Tranche A” revolving facility were reduced from $400 million to $300 million; and (iii) a new $100 million senior secured second-in, second-out term loan facility maturing June 8, 2023 (the “SISO Term Loan Facility”) was established and Products Corporation borrowed $100 million of term loans thereunder. Except as to pricing, maturity, enforcement priority and certain voting rights, the terms of the SISO Term Loan Facility are substantially consistent with the first-in, last-out “Tranche B” term loan facility under the Amended 2016 Revolving Credit Agreement, including as to guarantees and collateral.

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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

(d) 2021 Foreign Asset-Based Term Facility
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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

The proceeds from the 2021 Foreign Asset-Based Term Facility were used to extinguish the entire amount outstanding under the 2018 Foreign Asset-Based Term Facility as of the closing date, which was due on July 9, 2021. In connection with such extinguishment, approximately$1.0 million of pre-existing unamortized deferred financing costs were expensed within "Amortization of Debt Issuance Costs" on the Company’s Consolidated Statement of Operations and Comprehensive Loss for the year ended December 31, 2021. In accordance with the terms of the 2021 Foreign Asset-Based Term Agreement, approximately $13.8 million of the proceeds from the transaction were held in escrow and are recorded within "Prepaid expenses and other assets" on the Company's Consolidated Balance Sheet as of December 31, 2021.

The Company incurred approximately $3.2 million of new debt issuance costs in connection with the closing of the 2021 Foreign Asset-Based Term Facility, which were amortized within "Amortization of debt issuance costs" in accordance with the effective interest method over the term of the facility.

(e) 2020 Troubled Debt Restructuring

As a result of the Exchange Offer (as defined below), and following the applicability of the Troubled Debt Restructuring guidance in ASC 470, Debt, the Company recorded $57.8 million of future interest payments. During the year ended December 31, 2022, the Company recorded $6.6 million of amortization of such future interest as an offset within "Interest expense, net" on the Company's Consolidated Statement of Operations and Comprehensive Loss.

(f) Exchange Offer

On November 13, 2020, Products Corporation completed its previously-announced offer to exchange (as amended, the “Exchange Offer”) any and all of the then-outstanding $342.8 million aggregate principal amount of its 5.75% Senior Notes

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DEBTOR-IN-POSSESSION)
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)
scheduled to mature on February 15, 2021 (see below for more details on the 5.75% Senior Notes), on terms set forth in the amended and restated Offering Memorandum and Consent Solicitation Statement dated October 23, 2020. Concurrently with the Exchange Offer, Products Corporation solicited consents (the “Consent Solicitation”) to adopt certain proposed amendments to the indenture governing the 5.75% Senior Notes, dated as of February 13, 2013, among Products Corporation, the guarantors party thereto and U.S. Bank National Association (the “5.75% Senior Notes Indenture”) to eliminate substantially all of the restrictive covenants and certain events of default provisions from the 5.75% Senior Notes Indenture. The Exchange Offer and Consent Solicitation expired at 11:59 p.m., New York City time, on November 10, 2020 (the “Expiration Time”).

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

The 2020 ABL FILO Term Loans were new “Tranche B” term loans in the aggregate principal amount of $50 million, ranking junior in right of payment to the “Tranche A” revolving loans under the Amended 2016 Revolving Credit Agreement (as hereinafter defined) and equal in right of payment with all existing and future unsubordinated indebtedness of Products Corporation and the guarantors under the Amended 2016 Revolving Credit Agreement (such new Tranche B term loans, the “2020 ABL FILO Term Loans”). The 2020 ABL FILO Term Loans will mature the earlier of December 15, 2023 and six months after the maturity date of the Tranche A Loans (and any extension thereof in part or in whole). The 2020 ABL FILO Term Loans bear interest at a rate of LIBOR (subject to a 1.75% floor) plus 8.50% per annum, accruing from the settlement date of the Exchange Offer. The borrowing base for the 2020 ABL FILO Term Loans consists of an advance rate of 100% of eligible collateral with a customary push down reserve, with collateral consisting of: (i) a first-priority lien on accounts receivable, inventory, cash, negotiable instruments, chattel paper, investment property (other than capital stock), equipment and real property of Products Corporation and the subsidiary guarantors, subject to customary exceptions (the “Priority Collateral”); and (ii) a second-priority lien on substantially all tangible and intangible personal property of Products Corporation and the subsidiary guarantors, subject to customary exclusions (other than the Priority Collateral).

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

Following the closing of the Exchange Offer, as of December 31, 2020, the following aggregate principal amounts were outstanding:
•$50.0 million of New 2020 ABL FILO Term Loans; and
•$75.0 million of New BrandCo Second-Lien Term Loans.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DEBTOR-IN-POSSESSION)
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)
Following the applicability of the TDR guidance and based on a net carrying value of the original 5.75% Senior Notes of approximately $175.5 million remaining after partial cash settlements, future interest payments of approximately $50.5 million were also included in the carrying value of the restructured debt as of the day of closing of the Exchange Offer. In addition, to the amounts stated above, $17.5 million of New BrandCo Second-Lien Term Loans was added following the recognition of Paid-In-Kind ("PIK") consent fees that were earned by the lenders on the day of closing of the Exchange Offer, (which are amortized over the term of the restructured debt agreements), in accordance with the BrandCo TSA as defined further below in this Note 8, "Debt", within "Subsequent Amendments to the 2020 BrandCo Term Loan Facility".

In accordance with the aforementioned TDR guidance, fees and expenses incurred to third parties in connection with consummating the Exchange Offer of approximately $13.8 million were expensed as professional fees within SG&A on the Company's Consolidated Statement of Operations and Comprehensive Loss for the year ended December 31, 2020.

(g) 2020 BrandCo Refinancing Transactions

On May 7, 2020 (the “BrandCo 2020 Facilities Closing Date”), Products Corporation entered into a term credit agreement (the “2020 BrandCo Credit Agreement”) with Jefferies Finance LLC, as administrative agent and collateral agent, and certain financial institutions (the “2020 Facilities Lenders”) that lenders or the affiliates of lenders under Products Corporation’s Term Loan Credit Agreement, dated as of September 7, 2016 and amended on April 30, 2020 and as amended on the BrandCo 2020 Facilities Closing Date, as further described below (as amended to date, the “2016 Term Loan Facility” and the Amended 2016 Revolving Credit Facility, collectively referred to as the "2016 Senior Credit Facilities"). Pursuant to the 2020 BrandCo Credit Agreement, the 2020 Facilities Lenders provided Products Corporation with new and roll-up senior secured term loan facilities (the “2020 BrandCo Facilities” and, collectively, the "2020 BrandCo Term Loan Facility" and, together with the use of proceeds thereof and the Extension Amendment, the “2020 BrandCo Refinancing Transactions”).

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

The proceeds of the 2020 BrandCo Facility were used: (i) to repay in full approximately $200 million of indebtedness outstanding under Products Corporation’s 2019 Term Loan Facility; (ii) to repay in full and terminate commitments under the 2020 Incremental Facility; and (iii) to pay fees and expenses in connection with the 2020 BrandCo Facilities and the 2020 BrandCo Refinancing Transactions. The Company used the remaining net proceeds for general corporate purposes. The proceeds of the Roll-up BrandCo Facility are available prior to the third anniversary of the BrandCo 2020 Facilities Closing Date to purchase at par an equivalent amount of any remaining term loans under the 2016 Term Loan Facility held by the lenders participating in the 2020 BrandCo Facility or their transferees. During the three months ended June 30, 2020 and the three months ended September 30, 2020, certain lenders under the 2016 Term Loan Facility due June 2023, representing $846.0 million in aggregate principal outstanding, rolled-up to the Roll-up BrandCo Facility and the Junior Roll-up BrandCo Facility due June 2025, as a result of which the Roll-up BrandCo Facility and the Junior Roll-up BrandCo Facility at September 30, 2020 had an aggregate principal amount outstanding of $846.0 million, with a remaining capacity for the roll-up of loans under the 2016 Term Loan Facility of $107.0 million. See “Subsequent Amendments to the 2020 BrandCo Term Loan Facility” regarding the Supporting BrandCo Lenders subsequently relinquishing certain Roll-up Rights and Products Corporation’s issuance of the BrandCo Support and Consent Consideration.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

The Company incurred approximately $119.3 million of new debt issuance costs in connection with closing the 2020 BrandCo Facility, which include paid-in kind amounts that are recorded as an adjustment to the carrying amount of the related liability and amortized to interest expense in accordance with the effective interest method over the term of the 2020 BrandCo Facilities. In accordance with ASC 852, during the second quarter of 2022, unamortized deferred financing costs associated with debt classified as liabilities subject to compromise were recorded to "Reorganization items, net" on the Company's Consolidated Statement of Operations and Comprehensive Loss.

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

Affirmative and Negative Covenants: The 2020 BrandCo Facilities contain certain affirmative and negative covenants that, among other things, limit Products Corporation’s and its restricted subsidiaries’ ability to: (i) incur additional debt; (ii) incur liens; (iii) sell, transfer or dispose of assets; (iv) make investments; (v) make dividends and distributions on, or repurchases of, equity; (vi) make prepayments of contractually subordinated, unsecured or junior lien debt; (vii) enter into certain transactions with their affiliates; (viii) enter into sale-leaseback transactions; (ix) change their lines of business; (x) restrict dividends from their subsidiaries or restrict liens; (xi) change their fiscal year; and (xii) modify the terms of certain debt. The 2020 BrandCo Facilities also restrict distributions and other payments from the BrandCos based on certain minimum thresholds of net sales with respect to the Specified Brand Assets. The 2020 BrandCo Facilities also contain certain customary representations, warranties and events of default, including a cross default provision making it an event of default under the 2020 BrandCo Credit Agreement if there is an event of default under Products Corporation’s existing 2016 Credit Agreements or the 6.25% Senior Notes Indenture. The filing of the Chapter 11 Cases constituted an event of default that accelerated substantially all of the Company's obligations under nearly all of its petition debt instruments, including the 2020 BrandCo Facilities.

Prepayments: The 2020 BrandCo Facilities are subject to certain mandatory prepayments, including from the net proceeds from the issuance of certain additional debt and asset sale proceeds of certain non-ordinary course asset sales or other dispositions of property, subject to certain exceptions. The 2020 BrandCo Facilities may be repaid at any time, subject to customary prepayment premiums.

The aggregate principal amount outstanding under the 2020 BrandCo Term Loan Facility at December 31, 2022 was $1,995.3 million, including $846.0 million of principal rolled-up from the 2016 Term Loan Facility to the Roll-up BrandCo Facility and the Junior Roll-up BrandCo Facility and $98.6 million Applicable Premium, classified within debt subject to compromise.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

On November 13, 2020, Products Corporation entered into that certain Amendment No. 1 (the “BrandCo Amendment”) to the 2020 BrandCo Credit Agreement in connection with the Exchange Offer in order to, among other things, provide for the incurrence of $75 million in aggregate principal amount of New BrandCo Second-Lien Term Loans (exclusive of the BrandCo Support and Consent Consideration). The New BrandCo Second Lien Term Loans are a separate tranche of “Term B-2 Loans” (ranking junior to the Term B-1 Loans and senior to the Term B-3 Loans with respect to liens on certain specified collateral) under the 2020 BrandCo Credit Agreement. Except as to the use of proceeds, the terms of the New BrandCo Second-

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DEBTOR-IN-POSSESSION)
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)
Lien Term Loans are substantially consistent with the other Term B-2 Loans. In connection with the BrandCo Amendment, Products Corporation paid certain fees to the lenders in-kind in the form of New BrandCo Second-Lien Term Loans in accordance with the BrandCo TSA.

(h) 2016 Term Loan Facility Extension Amendment

In connection with the closing of the 2020 BrandCo Facility on May 7, 2020, term loan lenders under the 2016 Term Loan Facility were offered the opportunity to participate at par in the 2020 BrandCo Facilities based on their holdings of term loans under the 2016 Term Loan Facility. Lenders participating in the 2020 BrandCo Facilities, as well as other consenting lenders representing, in the aggregate, a majority of the loans and commitments under the 2016 Term Loan Facility, consented to an amendment to the 2016 Term Loan Facility (the “Extension Amendment”) that, among other things, made certain modifications to the covenants thereof and extended the maturity date of certain consenting lenders’ term loans (“Extended Term Loans”) to June 30, 2025, subject to (i) the same September 7, 2023 springing maturity date of the non-extended term loans under the 2016 Term Loan Facility if, on such date, $75 million or more in aggregate principal amount of the non-extended term loans under the 2016 Term Loan Facility remains outstanding, and (ii) a springing maturity of 91 days prior to the August 1, 2024 maturity date of the 6.25% Senior Notes if, on such date, $100 million or more in aggregate principal amount of the 6.25% Senior Notes remains outstanding. The Extension Amendment became effective on the BrandCo 2020 Facilities Closing Date. As of December 31, 2020, approximately $30.6 million in aggregate principal amount of Extended Term Loans were outstanding after giving effect to the 2020 BrandCo Refinancing Transactions. The Extended Term Loans bear interest at a rate of LIBOR (with a LIBOR floor of 0.75%) plus 3.50% per annum, payable not less than quarterly in arrears in cash, consistent with the interest rate applicable to the non-extended term loans. Approximately $17.0 million of accrued interest outstanding on the 2016 Term Loan Facility was paid on the BrandCo 2020 Facilities Closing Date. As a result of such transaction, as of December 31, 2022, $842.2 million of the 2016 Term Loan Facility was scheduled to mature on the Original Maturity Date and $30.2 million was scheduled to mature on the Extended Maturity Date and, thus, the aggregate principal amount outstanding under the 2016 Term Loan Facility was $872.4 million, classified within debt subject to compromise.

Repurchases of 5.75% Senior Notes due 2021

On May 7, 2020, Products Corporation used a portion of the proceeds from the 2020 BrandCo Facility to repurchase and subsequently cancel $50 million in aggregate principal face amount of its 5.75% Senior Notes. Products Corporation also paid approximately $0.7 million of accrued interest outstanding on the 5.75% Senior Notes on May 7, 2020. After the BrandCo 2020 Facilities Closing Date, Products Corporation repurchased and subsequently canceled in July 2020 a further $62.8 million in aggregate principal face amount of its 5.75% Senior Notes. Furthermore, during the remainder of the year ended December 31, 2020, Products Corporation repurchased and subsequently canceled an additional $44.4 million in aggregate principal face amount of its 5.75% Senior Notes. Accordingly, as of December 31, 2020, Products Corporation had repurchased and subsequently cancelled a total of approximately $157.2 million in aggregate principal face amount of its 5.75% Senior Notes, resulting in a gain on extinguishment of debt of approximately $43.1 million for the year ended December 31, 2020, which was recorded within "Gain on early extinguishment of debt" on the Company's Consolidated Statement of Operations and Comprehensive Loss for the year ended December 31, 2020. See hereinafter for more information regarding Products Corporation's 5.75% Senior Notes and the related Exchange Offer. Following the consummation of the Exchange Offer and the satisfaction and full discharge of the remaining 5.75% Senior Notes, no 5.75% Senior Notes remained outstanding as of December 31, 2020.

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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

Amendments to the 2016 Revolving Credit Facility Agreement
On October 23, 2020 (the “Amendment No. 5 Effective Date”), Products Corporation entered into Amendment No. 5 (“Amendment No. 5”) to its Asset-Based Revolving Credit Agreement, dated as of September 7, 2016 (as amended from time to time, the “Amended 2016 Revolving Credit Agreement”, and the revolving credit facility thereunder, the “Amended 2016 Revolving Credit Facility”; the Amended 2016 Revolving Credit Agreement, together with the 2016 Term Loan Agreement, the “2016 Credit Agreements”).

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

On the Exchange Offer Effective Date, Products Corporation’s As-Adjusted Liquidity was required to be at least $175 million (which condition was satisfied) and Products Corporation could not hold more than $100 million in cash or Cash Equivalents (as defined in Amendment No. 5). Furthermore, Amendment No. 5 provided that a $30 million reserve will be automatically and immediately established against the Tranche A Borrowing Base (as defined in the Amendment No. 5) if the results of ongoing appraisals and field exams were not delivered to the administrative agent prior to the occurrence of certain specified defaults.

Products Corporation paid customary fees to Alter Domus (US) LLC as the administrative agent for the 2020 ABL FILO Term Loan Facility. Except as to maturity date, interest, borrowing base and differences due to their nature as term loans, the terms of the 2020 ABL FILO Term Loans are otherwise substantially consistent with the Tranche A Revolving Loans.

On May 7, 2020, in connection with consummating the 2020 BrandCo Refinancing Transactions, Products Corporation entered into Amendment No. 4 (the “Amendment No. 4”) to the 2016 Revolving Credit Facility. Amendment No. 4, among other things, made certain amendments and provided for certain waivers relating to the 2020 BrandCo Refinancing Transactions under the 2016 Revolving Credit Facility. In exchange for such amendments and waivers, the interest rate margin applicable to loans under Tranche A of the 2016 Revolving Credit Facility increased by 0.75%. In connection with the amendments to the 2018 Tranche B of the 2016 Revolving Credit Facility (which was fully repaid on its May 17, 2020 extended maturity date), Products Corporation incurred approximately $1.1 million in lender's fees that upon its full repayment

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DEBTOR-IN-POSSESSION)
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)
were entirely expensed within “Miscellaneous, net” on the Company's Consolidated Statement of Operations and Comprehensive Loss as of December 31, 2020.

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

See "Debtor-in-Possession Financing" above for further information on subsequent amendments to the Amended 2016 Revolving Credit Facility.

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
As a result, and anticipating a future refinancing of the 2018 Foreign Asset-Based Term Facility (a “Future Refinanced European ABL Facility”), on September 28, 2020, Products Corporation and MacAndrews & Forbes Group, LLC (“M&F”) entered into the Second Amended and Restated 2019 Senior Unsecured Line of Credit Facility (the “2020 Restated Line of Credit Facility”), which amended and restated the Amended 2019 Senior Line of Credit Facility and provided Products Corporation with up to a $30 million tranche of a new facility of the 2018 Foreign Asset-Based Term Facility (the “New European ABL FILO Facility”) that would be secured on a “last-out” basis by the same collateral as the 2018 Foreign Asset-Based Term Facility or, if no Future Refinanced European ABL Facility were obtained, a stand-alone $30 million credit facility secured by the same collateral as the 2018 Foreign Asset-Based Term Facility when that facility is terminated, in each case, subject to a borrowing base. As of December 31, 2020, there were no borrowings outstanding under the 2020 Restated Line of Credit Facility, and the 2020 Restated Line of Credit Facility terminated on such date. M&F’s commitment in respect of the New European ABL FILO Facility survived the termination of the 2020 Restated Line of Credit Facility and, if not used, would have terminated on July 9, 2021.
The New European ABL FILO Facility would have matured on (x) the maturity date of any such Future Refinanced European ABL Facility or (y) if there was no Future Refinanced European ABL Facility, July 9, 2022. To the extent the Future Refinanced European ABL Facility exceeded $35.0 million in principal amount, the amount available under the New European ABL FILO Facility would have decreased on a dollar-for-dollar basis, such that, if Products Corporation were able to obtain a Future Refinanced ABL Facility of $65.0 million from third parties, there would have not been amounts available under the New European ABL FILO Facility. The interest rate for the New European ABL FILO Facility will be LIBOR plus 10.00%. The covenants for the New European ABL FILO Facility would have been substantially the same as those applicable to the 2018 European ABL Facility.

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

2019 Senior Line of Credit Facility Agreement

The 2019 Senior Unsecured Line of Credit Agreement was obtained in June 2019 from MacAndrews & Forbes Group, LLC, and provided Products Corporation with a $30 million senior unsecured line of credit, which facility allowed Products Corporation to request loans thereunder and to use the proceeds of such loans for working capital and other general corporate purposes until the facility matured. In November 2019, Products Corporation and MacAndrews & Forbes Group, LLC entered into the Amended and Restated 2019 Senior Unsecured Line of Credit Agreement (the “Amended 2019 Senior Line of Credit Agreement”) to extend the maturity of such facility by 1-year, expiring December 31, 2020 (the "Amended 2019 Senior Line of Credit Facility"). As of December 31, 2019 and as of the November 7, 2019 extension date, there were no borrowings outstanding or repayments under the Amended 2019 Senior Line of Credit Facility. Any loans outstanding under the Amended 2019 Senior Line of Credit Facility would bear interest at an annual rate of 8%, payable quarterly in arrears in cash. Products Corporation could, at its option, prepay any borrowings under the Amended 2019 Senior Line of Credit Facility, in whole or in part (together with accrued and unpaid interest), at any time prior to maturity, without premium or penalty. Products Corporation was required to repay any outstanding loans under the Amended 2019 Senior Line of Credit Facility, together with accrued interest thereon, if for any reason Products Corporation or any of its subsidiaries had available unrestricted cash that Products Corporation determined, in its reasonable judgment, was not required to run their operations in the ordinary course of business, provided that such repayment would not result in material adverse tax consequences. The Amended 2019 Senior Line of Credit Agreement included customary events of default, including a cross default provision making it an event of default under the Amended 2019 Senior Line of Credit Agreement if there exists and continues an event default under Products Corporation’s 2016 Credit Agreements, the 2018 Foreign Asset-Based Term Agreement, the 2019 Term Loan Agreement or the 6.25% Senior Notes Indenture. If any such event of default occurred, MacAndrews & Forbes Group, LLC could declare all outstanding loans under the Amended 2019 Senior Line of Credit Facility to be due and payable immediately.

In September 2020, Products Corporation entered into the Second Amended and Restated 2019 Senior Unsecured Line of Credit Agreement, which further amended and restated the Amended and Restated 2019 Senior Unsecured Line of Credit Agreement and subsequently terminated on December 31, 2020.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DEBTOR-IN-POSSESSION)
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)
March 2019 Amendment to the 2016 Revolving Credit Facility Agreement

In March 2019, Products Corporation, Revlon and certain of their subsidiaries entered into Amendment No. 2 (“Amendment No. 2”) to the 2016 Revolving Credit Agreement. Pursuant to the terms of Amendment No. 2, the maturity date applicable to the $41.5 million senior secured first in, last out Tranche B of the Amended 2016 Revolving Credit Facility was extended from April 17, 2019 to April 17, 2020. The 2016 Revolving Credit Agreement provided that the “Liquidity Amount” (defined in the Amended 2016 Revolving Credit Agreement as the sum of each borrowing base less the sum of (x) the aggregate outstanding extensions of credit under the Amended 2016 Revolving Credit Facility, and (y) any availability reserve in effect on such date) could exceed the aggregate commitments under the Amended 2016 Revolving Credit Facility by up to 5%. Amendment No. 2 limited the Liquidity Amount to no more than the aggregate commitments under the Amended 2016 Revolving Credit Facility. Under the 2016 Revolving Credit Agreement, a “Liquidity Event Period” generally occurred if Products Corporation’s Liquidity Amount fell below the greater of $35 million and 10% of the maximum availability under the 2016 Revolving Credit Facility. Amendment No. 2 changed these thresholds to $50 million and 15%, respectively, only for purposes of triggering certain notification obligations of Products Corporation, increased borrowing base reporting frequency and the ability of the administrative agent to apply amounts collected in controlled accounts for the repayment of loans under the Amended 2016 Revolving Credit Facility. After entering into Amendment No. 2, in March 2019 Products Corporation’s availability under the Amended 2016 Revolving Credit Facility was $37.3 million, which was less than the greater of $35 million and 10% of the maximum availability under the Amended 2016 Revolving Credit Facility, which at such date equated to $41.3 million. Accordingly, effective beginning in March 2019 Products Corporation was required to maintain a Consolidated Fixed Charge Coverage Ratio ("FCCR") of a minimum of 1.0 to 1.0, the administrative agent could apply amounts collected in controlled accounts for the repayment of loans under the Amended 2016 Revolving Credit Facility, which the administrative agent began applying in March 2019, and Products Corporation was required to provide the administrative agent with weekly borrowing base certificates. Products Corporation was be required to: (i) maintain such 1.0 to 1.0 minimum FCCR until such time that availability under the Amended 2016 Revolving Credit Facility equaled or exceeded the greater of $35 million and 10% of the maximum availability under such facility for at least 20 consecutive business days; and (ii) Products Corporation would continue to provide the administrative agent with weekly borrowing base certificates and the administrative agent could continue to apply amounts collected in controlled accounts as set forth above in each case until such time that availability under such facility equaled or exceeded the greater of $50 million and 15% of the maximum availability under such facility for at least 20 consecutive business days. Amendment No. 2 also adjusted, among other things, the “payment conditions” required to make unlimited restricted payments.

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

During 2018, the Company incurred approximately $5.7 million of fees and expenses in connection with consummating the 2018 Foreign Asset-Based Term Agreement, which were capitalized and amortized over the remaining term of the 2018 Foreign Asset-Based Term Facility using the effective interest method.

The 2018 Foreign Asset Based Term Facility was subsequently refinanced and replaced in its entirety by the 2021 Foreign Asset-Based Term Facility.

2016 Term Loan Facility

Principal and Maturity: On the Elizabeth Arden Acquisition Date, Products Corporation entered into the 2016 Term Loan Agreement, for which Citibank, N.A. acts as administrative and collateral agent and which had an initial aggregate principal amount of $1.8 billion and matures on September 7, 2023. The loans under the 2016 Term Loan Facility were borrowed at an original issue discount of 0.5% to their principal amount. The 2016 Term Loan Facility may be increased by an amount equal to

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DEBTOR-IN-POSSESSION)
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)
the sum of (x) the greater of $450 million and 90% of Products Corporation’s pro forma consolidated EBITDA, plus (y) an unlimited amount to the extent that (1) the first lien leverage ratio (defined as the ratio of Products Corporation’s net senior secured funded debt that is not junior or subordinated to the liens of the Senior Facilities to EBITDA) is less than or equal to 3.5 to 1.0 (for debt secured pari passu with the 2016 Term Loan Facility) or (2) the secured leverage ratio (defined as the ratio of Products Corporation’s net senior secured funded debt to EBITDA) is less than or equal to 4.25 to 1.0 (for junior lien or unsecured debt), plus (z) up to an additional $400 million if the 2016 Revolving Credit Facility has been repaid and terminated. The aggregate principal amount outstanding under the 2016 Term Loan Facility December 31, 2022 was $872.4 million, classified within debt subject to compromise.

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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DEBTOR-IN-POSSESSION)
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)
Senior Notes if, on such date, $100 million or more in aggregate principal amount of the 6.25% Senior Notes remains outstanding. The Extension Amendment became effective on the BrandCo 2020 Facilities Closing Date. The Extended Term Loans bear interest at a rate of LIBOR (with a LIBOR floor of 0.75%) plus 3.50% per annum, payable not less than quarterly in arrears in cash, consistent with the interest rate applicable to the non-extended term loans. Approximately $17.0 million of accrued interest outstanding on the 2016 Term Loan Facility was paid on the BrandCo 2020 Facilities Closing Date. The aggregate principal amount of non-extended term loans under the 2016 Term Loan Facility as of December 31, 2022 was approximately $842.2 million.

(i) 6.25% Senior Notes

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

Optional Redemption: Products Corporation may redeem the 6.25% Senior Notes at its option, at any time as a whole, or from time to time in part, at par.

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

Under the BrandCo TSA, Supporting BrandCo Lenders agreed to take certain actions to facilitate the Exchange Offer and Consent Solicitation, including, among other things: (i) consenting to amendments to the 2020 BrandCo Term Loan Facility to permit the exchange of Existing 5.75% Senior Notes for, among other things, the New BrandCo Second-Lien Term Loans under the 2020 BrandCo Term Loan Facility as contemplated by the Offering Memorandum and the payment of the BrandCo Support and Consent Consideration and (ii) consenting to other amendments to the 2020 BrandCo Term Loan Facility and the Amended 2016 Revolving Credit Facility to permit the Exchange Offer and Consent Solicitation to be completed as contemplated by the Offering Memorandum. In connection with such amendments, Products Corporation agreed to provide, among other things, $10.0 million aggregate principal amount of New BrandCo Second-Lien Term Loans to one of the Supporting BrandCo Lenders in exchange for $18.7 million aggregate principal amount of Products Corporation’s 6.25% Senior Notes held by such Supporting BrandCo Lender as consideration upon the successful consummation of the Exchange Offer. The aggregate principal amount outstanding under the 6.25% Senior Notes at December 31, 2022 was $431.3 million, classified within debt subject to compromise.

Covenants

Products Corporation was in compliance with all applicable covenants under the DIP ABL Agreement, and the DIP Term Loan Credit Agreement, in each case as of December 31, 2022. At December 31, 2022, the aggregate principal amounts outstanding and availability under Products Corporation’s various revolving credit facilities were as follows:

	Commitment	Borrowing Base	Aggregate principal amount outstanding at December 31, 2022	Availability at December 31, 2022 (a)
Tranche A DIP ABL Facility due 2023	$270.0	$102.2	$41.8	$60.4
SISO DIP ABL Facility due 2023	130.0	130.0	130.0	—
2020 ABL FILO Term Loans	50.0	50.0	50.0	—
(a) Availability as of December 31, 2022 is based upon the Tranche A Revolving borrowing base then in effect under Tranche A DIP ABL Facility of $102.2 million less $41.8 million then drawn.

The Company’s foreign subsidiaries held $94.6 million out of the Company's total $249.3 million in cash and cash equivalents as of December 31, 2022. While the cash held by the Company’s foreign subsidiaries is primarily used to fund their operations, the Company regularly assesses its global cash needs and the available sources of cash to fund these needs, which regularly includes repatriating foreign-held cash to settle historical intercompany loans and other intercompany payables.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DEBTOR-IN-POSSESSION)
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)
Long-Term Debt Maturities

The aggregate amounts of contractual long-term debt maturities at December 31, 2022 in the years 2023 through 2027 and thereafter are as follows:

Years Ended December 31,	Debt Maturities (d)
2023	$1,737.7	(a)
2024	431.3	(b)
2025	1,963.0	(c)
2026	—
2027	—
Thereafter	—
Total long-term debt, prior to reclassification to Liabilities subject to compromise	4,132.0
Discounts and deferred finance charges	—	(d)
Total long-term debt, net of discounts and deferred finance charges, prior to reclassification to Liabilities subject to compromise	$4,132.0
(a) Amount consists primarily of: (i) $842.2 million aggregate principal amount outstanding at December 31, 2022 under the 2016 Term Loan Facility due in 2023 and; (ii) $575.0 million aggregate principal amount outstanding at December 31, 2022 under the DIP Term Loan Facility due 2023; (iii) $130.0 million aggregate principal amount outstanding at December 31, 2022 under the SISO DIP ABL Facility due 2023; (iv) $98.6 million B-1 Term Loan Applicable Premium; (v) $50.0 million aggregate principal amount outstanding at December 31, 2022 under the 2020 New ABL FILO Term Loans due in 2023; and (vi) $41.8 million aggregate principal amount outstanding at December 31, 2022 under the Tranche A DIP Facility due 2023.
(b) Amount consists primarily of: (i) $431.3 million aggregate principal amount outstanding at December 31, 2022 under the 6.25% Senior Notes, which are scheduled to mature in August 2024.
(c) Amount consists primarily of: (i) $1,896.7 million aggregate principal amount outstanding at December 31, 2022 under the 2020 BrandCo Facilities; and (ii) $30.2 million remaining aggregate principal amount outstanding at December 31, 2022 under the 2016 Term Loan Facility due in 2025.
(d) The maturities of our debt obligations reflect their original expiration dates and do not reflect any acceleration due to any events of default pertaining to these obligations, which have been reclassified to liabilities subject to compromise. In accordance with ASC 852, during the second quarter of 2022, unamortized deferred financing costs associated with debt classified as liabilities subject to compromise were recorded to "Reorganization items, net" on the Company's Consolidated Statement of Operations and Comprehensive Loss. See Note 1. "Description of Business and Summary of Significant Accounting Policies" and Note 21. "Liabilities Subject to Compromise" in the Company's 2022 10-K for further information.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
As of both December 31, 2022 and December 31, 2021, the Company did not have any financial assets and liabilities that were required to be measured at fair value.

As of December 31, 2022, the fair value and carrying value of the Company’s debt are categorized in the table below:

	December 31, 2022
	Fair Value
	Level 1	Level 2	Level 3	Total	Carrying Value
Liabilities:
Long-term debt, including current portion	$—	$760.7	$—	$760.7	$747.0
Debt subject to compromise	—	1,682.5	—	1,682.5	3,385.0

As of December 31, 2021, the fair value and carrying value of the Company’s debt are categorized in the table below:

	December 31, 2021
	Fair Value
	Level 1	Level 2	Level 3	Total	Carrying Value
Liabilities:
Long-term debt, including current portion(a)	$—	$2,864.0	$—	$2,864.0	$3,442.7
(a) The fair value of the Company's long-term debt, including the current portion of long-term debt, is based on quoted market prices for similar issuances and maturities.
The carrying amounts of the Company's cash and cash equivalents, trade receivables, notes receivable, accounts payable and short-term borrowings approximate their respective fair values.

10. FINANCIAL INSTRUMENTS

Letters of Credit

Products Corporation maintains standby and trade letters of credit for various corporate purposes under which Products Corporation is obligated, of which $8.1 million (including amounts available under credit agreements in effect at that time) and $8.4 million were maintained as of December 31, 2022 and December 31, 2021, respectively. Included in these amounts are approximately $6.3 million and $6.1 million in standby letters of credit that primarily support Products Corporation’s workers compensation, general liability and automobile insurance programs, in each case as outstanding as of December 31, 2022 and December 31, 2021, respectively. At December 31, 2022 and December 31, 2021, respectively, all of the outstanding letters of credit were collateralized with a deposit of cash at the issuing financial institution. The estimated liability under such programs is accrued by Products Corporation.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DEBTOR-IN-POSSESSION)
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)
11. PENSION AND POST-RETIREMENT BENEFITS

Savings Plan:

The Company offers a qualified defined contribution plan for its U.S.-based employees, the Revlon Employees' Savings, Investment and Profit Sharing Plan (as amended, the "Savings Plan"), which allows eligible participants to contribute up to 50%, and highly compensated participants to contribute up to 25%, of eligible compensation through payroll deductions, subject to certain annual dollar limitations imposed by the Internal Revenue Service (the "IRS"). The Company matches employee contributions at one dollar for each dollar contributed up to the first 6% of eligible compensation. The Company made cash matching contributions to the Savings Plan of $8.1 million and $3.7 million during 2022 and 2021, respectively. The Company also offers a non-qualified defined contribution plan (the "Excess Savings Plan") providing benefits for certain U.S. employees who are in excess of IRS limitations. These non-qualified defined contribution benefits are funded from the Company's general assets. Beginning January 1, 2022, the following changes are in effect: (i) the Company will match employee contributions at $1 dollar for each dollar contributed up to the first 6% of eligible compensation; (ii) highly compensated participants may contribute up to 25% of eligible compensation through payroll deductions to the Savings Plan; and (iii) highly compensated participants may contribute up to 12% to the Excess Saving Plan when the maximum contributions to the Savings Plan have been met.

The Company’s qualified and non-qualified defined contribution savings plans for its U.S.-based employees contain a discretionary profit-sharing component that enables the Company, should it elect to do so, to make discretionary profit-sharing contributions. For 2021, the Company made discretionary profit-sharing contributions to the Savings Plan and Excess Savings Plan of $5.4 million of which $4.0 million was paid in 2021 and $1.4 million was paid in January 2022, or up to 3% of eligible compensation, which was credited on a quarterly basis. Effective January 1, 2022, the Company no longer made discretionary profit-sharing contributions to the Savings Plan and Excess Savings Plan.

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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DEBTOR-IN-POSSESSION)
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)
The following table provides an aggregate reconciliation of the projected benefit obligations, plan assets, funded status and amounts recognized in the Company’s Consolidated Financial Statements related to the Company's significant pension and other post-retirement benefit plans:

	Pension Plans		Other Post-Retirement Benefit Plans
	December 31,
	2022	2021	2022	2021
Change in Benefit Obligation:
Benefit obligation - beginning of year	$(609.3)	$(666.5)	$(12.4)	$(14.5)
Service cost	(1.2)	(1.4)	—	—
Interest cost	(11.2)	(9.1)	(0.2)	(0.2)
Actuarial (loss) gain	113.5	23.1	1.1	1.6
Settlement and Curtailment	2.7	2.6	—	—
Benefits paid	36.4	42.1	0.7	0.7
Plan Amendments	0.1	(1.0)	—	—
Plan participant contributions	(0.4)	(0.3)	—	—
Foreign currency translation adjustments	7.2	1.2	—	—
Benefit obligation - end of year	$(462.2)	$(609.3)	$(10.8)	$(12.4)
Change in Plan Assets:
Fair value of plan assets - beginning of year	$474.0	$463.0	$—	$—
Actual return (loss) on plan assets	(89.8)	33.9	—	—
Employer contributions	4.2	21.8	0.7	0.7
Settlement	(2.7)	(2.1)	—	—
Benefits paid	(36.4)	(42.1)	(0.7)	(0.7)
Plan participant contributions	0.4	0.3	—	—
Foreign currency translation adjustments	(7.4)	(0.8)	—	—
Fair value of plan assets - end of year	$342.3	$474.0	$—	$—
Unfunded status of plans at December 31, 2022	$(119.9)	$(135.3)	$(10.8)	$(12.4)

With respect to the Company's pension plans and other post-retirement benefit plans, amounts recognized in the Company’s Consolidated Balance Sheets at December 31, 2022 and 2021 consisted of the following:

	Pension Plans		Other Post-Retirement Benefit Plans
	December 31,
	2022	2021	2022	2021
Other long-term assets	$5.9	$6.8	$—	$—
Accrued expenses and other	(8.2)	(6.3)	(0.7)	(0.9)
Pension and other post-retirement benefit liabilities	(74.4)	(135.8)	(10.1)	(11.5)
Pension liabilities subject to compromise	(43.2)	—	—	—
Total liability	$(119.9)	$(135.3)	$(10.8)	$(12.4)

Accumulated other comprehensive loss, gross	$242.2	$257.6	$1.9	$2.9
Income tax benefit	(50.5)	(50.3)	(1.1)	(1.1)
Portion allocated to Revlon Holdings	(0.8)	(0.9)	0.3	0.4
Accumulated other comprehensive loss, net	$190.9	$206.4	$1.1	$2.2

With respect to the above accrued expenses and other, the Company has recorded receivables from affiliates of $2.0 million at both December 31, 2022 and 2021 relating to pension plan liabilities retained by such affiliates.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DEBTOR-IN-POSSESSION)
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)
The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for the Company's pension plans are as follows:

	December 31,
	2022	2021
Projected benefit obligation	$462.2	$609.3
Accumulated benefit obligation	460.8	607.0
Fair value of plan assets	342.3	474.0

The $147.1 million decrease in the Company’s projected pension benefit obligation at December 31, 2022 as compared to December 31, 2021, is primarily due to the increase in the discount rates, which had the effect of decreasing the Company’s projected pension benefit obligation by approximately $90.6 million.

Net Periodic Benefit Cost

The components of net periodic benefit costs for the Company's pension and the other post-retirement benefit plans for the year ended December 31, 2022 and 2021, respectively, were as follows:

	Pension Plans		Other Post-Retirement Benefit Plans
	Year Ended December 31,
	2022	2021	2022	2021
Net periodic benefit costs:
Service cost	$1.2	$1.4	$—	$—
Interest cost	11.2	9.1	0.2	0.2
Expected return on plan assets	(19.4)	(19.7)	—	—
Amortization of actuarial loss	11.0	13.3	0.4	0.6
Amortization of prior service cost	0.1	—	—	—
Curtailment and Settlement gain	(0.5)	—	—	—
Total net periodic benefit costs prior to allocation	$3.6	$4.1	$0.6	$0.8
Portion allocated to Revlon Holdings	—	(0.1)	—	—
Total net periodic benefit costs	$3.6	$4.0	$0.6	$0.8

In the year ended December 31, 2022, the Company recognized net periodic benefit cost of $4.2 million, compared to net periodic benefit cost of $4.8 million in the year ended December 31, 2021, primarily due to higher amortization of actuarial loss in 2021 and higher curtailment and settlement gain in 2022, partially offset by higher interest cost in 2022 and higher expected return on plan assets in 2021.

Net periodic benefit costs are reflected in the Company's Consolidated Financial Statements as follows for the periods presented:

	Year Ended December 31,
	2022	2021
Net periodic benefit costs:
Selling, general and administrative expense	$1.2	$1.4
Miscellaneous, net	3.0	3.4
Total net periodic benefit costs	$4.2	$4.8

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DEBTOR-IN-POSSESSION)
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)
Amounts recognized in accumulated other comprehensive loss at December 31, 2022 with respect to the Company’s pension plans and other post-retirement plans, which have not yet been recognized as a component of net periodic benefit cost, were as follows:

	Pension Benefits	Post-Retirement Benefits	Total
	2022
Net actuarial loss	$240.5	$1.9	$242.4
Prior service cost	1.7	—	1.7
Accumulated Other Comprehensive Loss, Gross	242.2	1.9	244.1
Income tax benefit	(50.5)	(1.1)	(51.6)
Portion allocated (to) from Revlon Holdings	(0.8)	0.3	(0.5)
Accumulated Other Comprehensive Loss, Net	$190.9	$1.1	$192.0

	Pension Benefits	Post-Retirement Benefits	Total
	2021
Net actuarial loss	$255.7	$2.9	$258.6
Prior service cost	1.9	—	1.9
Accumulated Other Comprehensive Loss, Gross	$257.6	$2.9	$260.5

Pension Plan Assumptions:
The following weighted average assumptions were used to determine the Company’s projected benefit obligation of the Company’s U.S. and International pension plans at the end of the respective years:

	U.S. Plans		International Plans
	2022	2021	2022	2021
Discount rate	4.95%	2.59%	4.43%	1.74%
Rate of future compensation increases	N/A	N/A	2.02%	1.81%

The following weighted average assumptions were used to determine the Company’s net periodic benefit (income) cost of the Company’s U.S. and International pension plans during the respective years:

	U.S. Plans		International Plans
	2022	2021	2022	2021
Discount rate	2.59%	2.18%	1.74%	1.33%
Expected long-term return on plan assets	4.50%	4.50%	3.57%	3.46%
Rate of future compensation increases	N/A	N/A	1.81%	1.81%

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
In selecting its expected long-term rate of return on its pension plan assets, the Company considers a number of factors, including, without limitation, recent and historical performance of pension plan assets, the pension plan portfolios' asset allocations over a variety of time periods compared with third-party studies, the performance of the capital markets in recent years and other factors, as well as advice from various third parties, such as the pension plans' advisors, investment managers and actuaries. While the Company considered both the recent performance and the historical performance of pension plan assets, the Company’s assumptions are based primarily on its estimates of long-term, prospective rates of return. Using the aforementioned methodologies, the Company selected a 4.50% and 3.57% weighted-average long-term rate of return on plan assets assumption during 2022 for the U.S. and International pension plans, respectively. Differences between actual and

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DEBTOR-IN-POSSESSION)
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)
expected asset returns are recognized in the net periodic benefit cost over the remaining service period of the active participating employees.
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
The Company’s U.S. and International pension plans have target asset allocation ranges that are intended to be flexible guidelines for allocating the plans’ assets among various classes of assets. These target ranges are reviewed periodically and considered for readjustment when an asset class weighting is outside of its target range (recognizing that these are flexible target ranges that may vary from time-to-time) with the objective of meeting or exceeding the expected long-term rate of return on plan assets assumption, weighed against a reasonable risk level. The target ranges per asset class in effect for 2022 were as follows:

Target Ranges
	U.S. Plans	International Plans
Asset Class:
Common and preferred stock	0% - 10%	—
Mutual funds	15% - 35%	—
Fixed income securities	0% - 20%	—
Common and collective funds	50% - 75%	100%
Hedge funds	0% - 15%	—
Cash and other investments	0% - 10%	—

Fair Value of Pension Plan Assets:

The following table presents information on the fair value of the Company's U.S. and International pension plan assets at December 31, 2022 and 2021:

	U.S. Plans		International Plans
	2022	2021	2022	2021
Fair value of plan assets	$289.7	$391.7	$52.6	$82.3

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DEBTOR-IN-POSSESSION)
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)
The fair values of the assets within the Company's U.S. and International pension plans at December 31, 2022 by asset category were as follows:

		Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
	Total	Level 1	Level 2	Level 3
Mutual Funds (a):
Corporate Bonds	$15.5	$15.5	$—	—
Government Bonds	23.7	23.7	—	—
U.S. Large Cap Equity	0.5	0.5	—	—
International Equities	14.1	14.1	—	—
Emerging Markets International Equity	1.4	1.4	—	—
U.S. Small/Mid Cap Equity	0.8	0.8	—	—
Cash and Cash Equivalents	1.7	1.7	—	—
Other (b)	4.7	4.7	—	—
Fixed Income Securities:
Government Bonds	57.5	—	57.5	—
Common and Collective Funds (a):
Corporate Bonds	19.1	10.3	8.8	—
Government Bonds	21.1	4.7	16.4	—
U.S. Large Cap Equity	58.7	58.7	—	—
U.S. Small/Mid Cap Equity	13.7	13.7	—	—
International Equities	53.3	1.7	51.6	—
Emerging Markets International Equity	21.8	16.6	5.2	—
Cash and Cash Equivalents	1.5	1.5	—	—
Other (b)	1.5	—	1.5	—
Cash and Cash Equivalents	14.4	14.4	—	—
Total Plan Assets in the fair value hierarchy	$325.0	$184.0	$141.0	—

Investments measured at Net Asset Value (c)
Common and Collective Funds	17.3
Hedge Funds	—
Total Plan Assets measured at Net Asset Value	$17.3

Total Plan Assets at Fair Value	$342.3	$184.0	$141.0	—

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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DEBTOR-IN-POSSESSION)
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)
The fair values of the assets within the Company's U.S. and International pension plans at December 31, 2021 by asset category were as follows:

		Quoted Prices in Active Markets for Identical Assets	Significant Observable Inputs	Significant Unobservable Inputs
	Total	Level 1	Level 2	Level 3
Mutual Funds (a):
Corporate Bonds	$21.9	$21.9	$—	$—
Government Bonds	25.4	25.4	—	—
U.S. Large Cap Equity	0.7	0.7	—	—
International Equities	15.8	15.8	—	—
Emerging Markets International Equity	2.8	2.8	—	—
U.S. Small/Mid Cap Equity	0.6	0.6
Cash and Cash Equivalents	0.3	0.3	—	—
Other (b)	1.2	1.2	—	—
Fixed Income Securities:
Government Bonds	85.9	—	85.9	—
Common and Collective Funds (a):
Corporate Bonds	27.5	15.8	11.7	—
Government Bonds	42.1	5.1	37.0	—
U.S. Large Cap Equity	98.4	91.9	6.5	—
U.S. Small/Mid Cap Equity	19.4	19.4	—	—
International Equities	74.8	3.3	71.5	—
Emerging Markets International Equity	27.5	20.4	7.1	—
Cash and Cash Equivalents	2.8	2.8	—	—
Other (b)	(0.4)	—	(0.4)	—
Cash and Cash Equivalents	7.6	7.6	—	—
Total Plan Assets in the fair value hierarchy	$454.3	$235.0	$219.3	—

Investments measured at Net Asset Value (c)
Common and Collective Funds	19.7
Hedge Funds	—
Total Plan Assets measured at Net Asset Value	$19.7

Total Plan Assets at Fair Value	$474.0	$235.0	$219.3	—

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

There were no transfers into or out of Level 3 assets in the Company's U.S. and International pension plan's fair value hierarchy during 2022 or 2021.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DEBTOR-IN-POSSESSION)
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)
Estimated Future Benefit Payments:

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid out of the Company’s pension and other post-retirement benefit plans:

	Total Pension Benefits	Total Other Benefits
2023	$47.1	$1.6
2024	$43.1	$1.4
2025	$41.4	$1.3
2026	$40.1	$1.2
2027	$39.4	$1.1
Years 2028 to 2032	$170.7	$4.2

Contributions:
The Company’s intent is to fund at least the minimum contributions required to meet applicable federal employee benefit laws and local laws, or to directly pay benefit payments where appropriate. During the year ended December 31, 2022, $4.2 million and $0.7 million were contributed to the Company’s pension plans and other post-retirement benefit plans, respectively. During 2023, the Company expects to contribute approximately $1.2 million in the aggregate to its pension and other post-retirement benefit plans.
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

12. STOCK COMPENSATION PLAN
Revlon's amended Stock Plan provides for awards of stock options, stock appreciation rights, restricted or unrestricted stock and restricted stock units ("RSUs") to eligible employees and directors of Revlon and its affiliates, including Products Corporation. On June 2, 2022 Revlon’s stockholders approved an amendment to the Stock Plan to reserve an additional 2,000,000 shares and extend the term until August 2031. An aggregate of 10,565,000 shares were reserved for issuance as Awards under the Stock Plan, of which there remained approximately 4.3 million shares available for grant as of December 31, 2022.

Stock options:

Non-qualified stock options granted under the Stock Plan, if granted, are granted at prices that equal or exceed the fair market value of Class A Common Stock on the grant date and have a term of 7 years. Option grants generally vest over service periods that range from 1 year to 4 years.
At December 31, 2022 and 2021, there were no options exercisable under the Stock Plan and there was no stock option activity for 2022 and 2021.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DEBTOR-IN-POSSESSION)
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)
Restricted stock awards and restricted stock units:

A summary of the restricted stock and RSU activity for each of 2022 and 2021 is presented in the following table:

	Restricted Stock and RSUs (000's)	Weighted Average Grant Date Fair Value Per Share
Outstanding at January 1, 2021	1,798.9	17.89
Granted(a)	1,782.2	10.72
Vested(b)	(519.0)	18.61
Forfeited(a)	(519.6)	16.15
Outstanding at December 31, 2021	2,542.5	13.07
Granted(a)	3,108.4	10.13
Vested(b)	(1,038.9)	12.41
Forfeited	(2,263.9)	11.31
Outstanding at December 31, 2022	2,348.1	11.17

(a) The 2021 grants include 20,442 restricted stock awards and 1,761,779 RSUs, the latter granted pursuant to the Long-Term Incentive Program and the 2019 Transaction Incentive Program under the Stock Plan, as discussed below. The 2022 grants include 61,138 restricted stock awards and 3,047,238 RSUs, the latter granted pursuant to the Long-Term Incentive Program, as discussed below.
(b) Of the amounts that vested during 2022 and 2021, 431,209 and 218,757 shares, respectively, were withheld by the Company to satisfy certain grantees’ minimum withholding tax requirements, which withheld shares became Revlon treasury stock and are not sold on the open market. (See discussion under "Treasury Stock" in Note 15, "Stockholders' Deficiency").

The Company recognizes non-cash compensation expense related to restricted stock awards and RSUs under the Stock Plan using the straight-line method over the remaining service period. The Company recorded compensation expense under the Stock Plan of $13.8 million and $14.0 million during 2022 and 2021, respectively. The 2022 total compensation expense consisted of $0.1 million related to restricted stock awards and $9.7 million and $4.0 million related to the Revlon 2019 Transaction Incentive Program and the Long-Term Incentive Program, respectively, discussed below. The total fair value of restricted stock and RSUs that vested during 2022 and 2021 was $12.9 million and $9.7 million, respectively. The deferred stock-based compensation balance related to restricted stock awards was $11.1 million at December 31, 2022. Of this balance, nil related to restricted stock awards and $11.1 million related to RSUs granted under the Revlon 2019 Transaction Incentive Program and the Long-Term Incentive Program, and they will be amortized ratably to compensation expense over a weighted-average remaining vesting period of 0.75 years.
The Stock Plan allows for awards of restricted stock and RSUs to employees and directors of Revlon and its affiliates, including Products Corporation. The restricted stock awards granted under the Stock Plan vest over service periods that generally range from 2 years to 5 years. The Company granted 61,138 shares of restricted stock to certain executives during 2022, which vests ratably over a 12-month period, with the first tranche of such grants having vested in May 2021. The Company granted 20,442 shares of restricted stock to certain executives during 2021.

2022 Incentive Program

As of December 31, 2022, the Company granted approximately 1.4 million equity awards, net of forfeitures, under the 2022 Incentive Program. All awards granted under the 2022 Incentive Program are pursuant to the Stock Plan. The 2022 Incentive Program awards are 100% time-based and approximately 0.4 million vest at 100% in March 2023 and approximately 1.0 million, net of forfeitures, vests as follows: 50% in March 2023; 50% in March 2024. The awards are subject to continued employment through the respective vesting dates.

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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DEBTOR-IN-POSSESSION)
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)
Each Tier 1 participant’s 2019 TIP award is payable two-thirds in cash and one-third in RSUs vesting in 50% tranches on each of December 31, 2020 and December 31, 2021, while Tier 2 awards are payable 100% in cash in one lump-sum on December 31, 2020, in each case subject to certain earlier vesting for a change of control or termination of employment without cause, as described below. As of September 5, 2019, the Company approved a total of 206,812 time-based RSUs under Tier 1 of the 2019 TIP, which were scheduled to vest in equivalent amounts on each of December 31, 2020 and December 31, 2021, subject to continued employment (the “2019 TIP RSUs”). The Company granted approximately 78,000 TIP awards during 2021, with both a cash component and RSU component, all pursuant to the Stock Plan. These TIP awards are 100% time-based and vests as follows: 50% in June 2022; 50% in June 2023. The awards are subject to continued employment through the respective vesting dates.

As of December 31, 2022, a total of 34,713 time-based RSUs under Tier 1 of the 2019 TIP had been granted and are outstanding.

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

The 2019 TIP also provides for the following cash-based awards payable to certain employees, subject to continued employment through the respective vesting dates: (i) Tier 1 - $6.8 million payable in two equal installments as of December 31, 2020 and December 31, 2021; and (ii) Tier 2 - $2.5 million payable in one installment as of December 31, 2020. Such cash-based awards were eligible for vesting following a termination without cause or due to death or disability or if not assumed upon a change in control (the "Special Vesting Rules"). The total amount amortized for this Tier 1 cash-based award since the program's inception and through December 31, 2022 is approximately $8.4 million, of which $0.9 million were recorded during the year ended December 31, 2022, within "Acquisition, integration and divestiture costs" in the Company's Consolidated Statements of Operations and Comprehensive Loss.

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
During 2022, the Company granted nil time-based RSU awards under the Stock Plan (the "2021 LTIP RSUs") to certain employees. During 2021, the Company granted approximately 1.7 million time-based RSU awards under the Stock Plan (the "2021 LTIP RSUs") to certain employees. The 2021 LTIP RSUs are 100% time-based and vests as follows: 50% in March 2022; 25% in March 2023; 25% in March 2024.

Acceleration of Vesting
Under the aforementioned provisions for acceleration of vesting, as of December 31, 2022 and since the time these provisions became effective in September 2019, 57,763 LTIP RSUs and 47,743 2019 TIP Tier 1 RSUs were vested on an accelerated basis due to involuntary terminations, resulting in accelerated amortization of approximately $2.0 million. In addition, since the time these provisions became effective in September 2019 and through December 31, 2022 under the same accelerated vesting provisions, the Company also recorded approximately $1.8 million of accelerated amortization in connection with the cash portion of the 2019 TIP Tier 1 and Tier 2 awards that were vested on an accelerated basis due to involuntary terminations. No accelerated amortization was recorded in connection with the LTIP RSUs, the 2019 TIP RSUs and the 2019 TIP cash portion during the year ended December 31, 2022. See the roll-forward table in the following sections of this Note 12 for activity related to the year ended December 31, 2022.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DEBTOR-IN-POSSESSION)
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)
During the year ended December 31, 2022, the activity related to time-based and performance-based RSUs previously granted to eligible employees and the grant date fair value per share related to these RSUs were as follows under the 2022 Incentive, LTIP and 2019 TIP programs, respectively:

	Time-Based LTIP		Performance-Based LTIP
	RSUs (000's)	Weighted-Average Grant Date Fair Value per RSU	RSUs (000's)	Weighted-Average Grant Date Fair Value per RSU
Outstanding as of December 31, 2021
2019 TIP RSUs (a)	74.6	$13.16	n/a	$—
LTIP RSUs:
2021	1,548.6	10.58	—	—
2020	253.9	14.96	377.7	14.96
2019	69.8	22.58	211.2	22.55
Total LTIP RSUs	1,872.3		588.9
Total LTIP and TIP RSUs Outstanding as of December 31, 2021	1,946.9		588.9
Granted
2022 Incentive Program	3,047.2	10.24	—	—
Vested
2019 TIP RSUs Vested (a)(b)	(33.7)	13.16	—	—
LTIP RSUs:
2021	(751.8)	10.59	—	—
2020	(122.8)	14.96	—	—
2019	(66.6)	22.55	(44.3)	22.55
Total LTIP RSUs Vested	(941.2)		(44.3)
Forfeited/Canceled
2019 TIP RSUs Forfeited/Canceled (a)	(6.2)	13.16	—	—
2022 Incentive Program	(1,718.2)	10.24	—	—
LTIP RSUs:
2021	(210.1)	10.59	—	—
2020	(31.8)	14.96	(79.4)	14.96
2019	(3.2)	22.55	(166.9)	22.55
Total LTIP RSUs Forfeited/Canceled	(245.1)		(246.3)
Outstanding as of December 31, 2022
2022 Incentive Program	1,329.0	10.24	—	—
2019 TIP RSUs	34.7	13.16	n/a	—
LTIP RSUs:
2021	586.7	10.57	—	—
2020	99.3	14.96	298.3	14.96
2019	—	—	—	—
Total LTIP RSUs	686.0		298.3
Total LTIP and TIP RSUs Outstanding as of December 31, 2022	720.7		298.3
(a) The 2019 TIP provides for RSU awards that are only time-based.
(b) There have been no accelerated vestitures for the year ended December 31, 2022 in connection with the LTIP RSUs and the 2019 TIP RSUs.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DEBTOR-IN-POSSESSION)
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)
Time-Based Incentive, LTIP and TIP RSUs
The Company recognized $15.5 million of net compensation expense related to the time-based Incentive, LTIP and TIP RSUs for the year ended December 31, 2022. As of December 31, 2022, the Company had $6.7 million of total deferred compensation expense related to non-vested, time-based Incentive, LTIP and TIP RSUs. The cost is recognized over the vesting period of the awards, as described above.

Performance-based LTIP RSUs
The Company recognized $1.8 million of net compensation expense related to the performance-based LTIP RSUs for the year ended December 31, 2022. As of December 31, 2022, the Company had $10.9 million of total deferred compensation expense related to non-vested, performance-based LTIP RSUs. The cost is recognized over the service period of the awards, as described above.

13. INCOME TAXES

The Company's income before income taxes and the applicable provision for income taxes are as follows:

	Year Ended December 31,
	2022	2021
Loss from continuing operations before income taxes:
United States	$(657.2)	$(217.0)
Foreign	15.0	16.3
	$(642.2)	$(200.7)
Provision for income taxes:
United States federal	$—	$4.8
State and local	5.2	0.5
Foreign	26.5	0.9
	$31.7	$6.2
Current:
United States federal	$—	$4.8
State and local	0.2	1.4
Foreign	19.7	20.0
	$19.9	$26.2
Deferred:
United States federal	$—	$—
State and local	5.0	(0.9)
Foreign	6.8	(19.1)
	$11.8	$(20.0)
Total provision for income taxes	$31.7	$6.2

The Company's provision for income taxes represents federal, foreign, state and local income taxes. The Company’s tax provision changes based on various factors including, but not limited to, the geographical level and mix of earnings; enacted tax legislation; foreign, state and local income taxes; tax audit settlements; and the interaction of various global tax strategies.
The Company recorded a provision for income taxes of $31.7 million (Products Corporation - $31.7 million) for the year ended December 31, 2022 and a provision for income taxes of $6.2 million (Products Corporation - $3.2 million) for the year ended December 31, 2021. The $25.5 million increase (Products Corporation - $28.5 million) in the provision from income taxes in the year ended December 31, 2022, compared to the year ended December 31, 2021, was primarily due to the geographical mix of earnings, net change of valuation allowance on its net deferred tax assets for certain jurisdictions.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DEBTOR-IN-POSSESSION)
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)
The Company's effective tax rate for the year ended December 31, 2022 was lower than the federal statutory rate of 21% primarily due to losses and certain deductions for which no tax benefit can be recognized. Effective in 2022, the Tax Cuts and Jobs Act (“TCJA”) requires all U.S. companies to capitalize, and subsequently amortize research and experimental (“R&E”) expenses that fall within the scope of Section 174. We have accounted for the effects of the R&E capitalization, based on interpretation of the law as currently enacted. In addition, when the taxpayer calculates the adjusted taxable income for purposes of Section 163(j) business interest limitation calculation, depreciation, amortization and depletion expense are no longer added back to calculate the adjusted taxable income for tax years starting January 1, 2022.

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

As of December 31, 2022, the Company is indefinitely reinvested in the accumulated undistributed earnings of all of its foreign subsidiaries. If earnings are repatriated, any excess of financial reporting over tax basis could be subject to federal, state and foreign withholding taxes. At this time, the determination of deferred tax liabilities on the amount of financial reporting over tax basis is not practicable.
The actual tax on income before income taxes is reconciled to the applicable statutory federal income tax rate in the following table:

	Year Ended December 31,
	2022	2021
Computed income tax benefit	$(134.9)	$(42.1)
State and local taxes, net of U.S. federal income tax benefit	5.9	0.2
Foreign rate differential and other foreign adjustments	5.0	7.9
Net establishment of valuation allowance	110.3	25.2
Net establishment of uncertain tax positions	11.2	4.8
Foreign dividends and earnings taxable in the U.S.	5.1	6.2
Non-deductible Reorganization Costs	17.8	—
Other	11.3	4.0
Total provision for income taxes	$31.7	$6.2

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DEBTOR-IN-POSSESSION)
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)
Deferred taxes are the result of temporary differences between the bases of assets and liabilities for financial reporting and income tax purposes. The Company's deferred tax assets and liabilities at December 31, 2022 and 2021 were comprised of the following:

	December 31,
	2022	2021
Deferred tax assets:
Inventories	$16.3	$15.8
Net operating loss carryforwards - U.S. (a)	162.9	192.9
Net operating loss carryforwards - foreign	47.8	59.3
Disallowed Interest Carryover - U.S.	208.0	89.0
Employee benefits	52.1	43.8
Sales-related reserves	12.2	13.6
Lease liability	15.9	24.1
Deferred revenue	16.5	16.9
Restructuring - debt refinancing	39.7	13.0
Other	74.3	76.8
Total gross deferred tax assets	645.7	545.2
Less valuation allowance	(527.6)	(401.9)
Total deferred tax assets, net of valuation allowance	$118.1	$143.3
Deferred tax liabilities:
Plant, equipment and other assets	(34.4)	(32.1)
Intangibles	(46.3)	(61.5)
Other	(6.3)	(7.9)
Total gross deferred tax liabilities	(87.0)	(101.5)
Net deferred tax assets	$31.1	$41.8
(a) Net operating loss carryforwards - U.S. for Products Corporation as of December 31, 2022 and December 31, 2021 were $149.6 million and $179.6 million, respectively.

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

As of December 31, 2022, the Company concluded that, based on its evaluation of objectively verifiable evidence, it is not more likely than not that its net federal deferred tax assets are recoverable and has recorded valuation allowance against them. In assessing the realizability of deferred tax assets, the key assumptions used to determine positive and negative evidence included the Company’s cumulative taxable loss for the past three years, future reversals of existing taxable temporary differences, the implementation of tax planning strategies, as well as the Company's cost reduction initiatives and efficiency efforts. As of December 31, 2022, the Company recorded a charge of $110.3 million (2021 - $25.2 million) as a valuation allowance against its net deferred tax assets.

A valuation allowance has been established for those deferred tax assets for which, in the opinion of the Company's management, it was more likely than not that a benefit will not be realized. At December 31, 2022, the deferred tax valuation allowance primarily represented amounts for its net U.S. federal deferred tax assets for which the Company has determined it is more likely than not they will not be recoverable, foreign jurisdictions where, as of the end of 2022, the Company had a three-year cumulative loss, and for certain U.S. state jurisdictions where the Company had tax loss carryforwards and other tax attributes which may expire prior to being utilized. The deferred tax valuation allowance increased by $125.8 million and $32.5 million during 2022 and 2021, respectively. The increase in the deferred tax valuation allowance during 2022 was primarily associated with the assessment of the realizability of the federal and state deferred tax assets for which the Company has determined it is more likely than not that it will not receive a benefit.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DEBTOR-IN-POSSESSION)
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)
As of December 31, 2022, the Company had domestic (federal) and foreign net operating loss carryforwards of $855.4 million, of which $242.5 million are foreign and $612.9 million are domestic (federal). These losses expire in future years as follows: 2023- $1.4 million; 2024- $2.0 million; 2025 and beyond- $621.9 million; and no expiration- $230.1 million. The Company also has certain state net operating loss carryforwards that expire between 2023 and 2041. The Company could receive the benefit of such tax loss carryforwards only to the extent it has taxable income during the carryforward periods in the applicable tax jurisdictions.
As of December 31, 2022, there were no consolidated federal net operating losses available from the MacAndrews & Forbes Group (as hereinafter defined) from periods prior to the March 25, 2004 deconsolidation (as described below). The Company has acquired entities that had carryforward balances for tax losses, tax credits and other tax attributes at the time of the acquisition. U.S. federal and certain state and foreign jurisdictions impose limitations on the amount of these tax losses, tax credits and other carryforward balances that may be utilized after an acquisition. The Company has evaluated the impact of these limitations and has established a valuation allowance to reduce the deferred tax assets to the amount that the Company expects will be realized.
The Company remains subject to examination of its income tax returns in various jurisdictions, including: the U.S. (federal) for the tax years ended December 31, 2019 and forward; Spain for the tax years ended December 31, 2017 and forward; Canada for the tax years ended December 31, 2016 and forward; Australia for the tax years ended December 31, 2019 and forward; Switzerland for the tax years ended June 30, 2018 and forward; Japan for the tax years ended December 31, 2018 and forward; and the U.K. for the tax years ended December 31, 2020 and forward.
At December 31, 2022 and 2021, the Company had unrecognized tax benefits of $97.3 million and $87.0 million, respectively, including $18.2 million and $16.1 million, respectively, of accrued interest and penalties. Of the $97.3 million of unrecognized tax benefits as of December 31, 2022, $71.6 million would affect the Company's effective tax rate, if recognized, and the remaining $25.7 million would affect the Company's deferred tax accounts. The Company classifies interest and penalties as a component of the provision for income taxes. The Company recognized in the Consolidated Statements of Operations and Comprehensive (Loss) Income an expense of $2.1 million and $0.5 million in 2022 and 2021, respectively.
A reconciliation of the beginning and ending amounts of the unrecognized tax benefits is provided in the following table:

	Tax	Interest and Penalties	Total
Balance at January 1, 2021	$68.8	$15.6	$84.4
Increase based on tax positions taken in a prior year	1.6	3.5	5.1
Decrease based on tax positions taken in a prior year	(3.0)	(1.0)	(4.0)
Increase based on tax positions taken in the current year	7.1	—	7.1
Decrease resulting from the lapse of statutes of limitations	(3.6)	(2.0)	(5.6)
Balance at December 31, 2021	$70.9	$16.1	$87.0
Increase based on tax positions taken in a prior year	5.7	3.9	9.6
Decrease based on tax positions taken in a prior year	(2.4)	(0.4)	(2.8)
Increase based on tax positions taken in the current year	9.2	—	9.2
Decrease resulting from the lapse of statutes of limitations	(4.3)	(1.4)	(5.7)
Balance at December 31, 2022	$79.1	$18.2	$97.3

In addition, the Company believes that it is reasonably possible that its unrecognized tax benefits will decrease in 2023 by approximately $3.1 million due to the expiration of statutes of limitation.
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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
MacAndrews & Forbes’ current ownership does not require the Company to file a U.S. federal consolidated tax return with them. However, in certain U.S. states and in certain local and foreign jurisdictions the Company is required to file consolidated, combined, unitary or similar returns. The liability for these state, local and foreign liabilities is also governed by the MacAndrews & Forbes Tax Sharing Agreement. The Company accounts for its tax liabilities in these jurisdictions as if it were a separate filer, and the Company's tax accounts are presented as if it were a separate filer. During 2022, the Company's cash tax payments included less than $0.1 million of payments made to MacAndrews & Forbes in connection with these filings, and the Company's ending tax asset, which is a component of prepaid and other current assets, includes an insignificant amount related to future payments to be received from MacAndrews & Forbes in connection with these filings.
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

14. ACCUMULATED OTHER COMPREHENSIVE LOSS

A roll-forward of the Company's accumulated other comprehensive loss as of December 31, 2022 is as follows:

	Foreign Currency Translation	Actuarial (Loss) Gain on Post-retirement Benefits	Other	Accumulated Other Comprehensive Loss
Balance at January 1, 2021	$(17.1)	$(260.5)	$(0.3)	$(277.9)
Foreign currency translation adjustment, net of tax (b)	(8.7)	—	—	(8.7)
Amortization of pension related costs, net of tax (a) (b)	—	13.8	—	13.8
Pension re-measurement, net of tax of $0.3 million	—	38.1	—	38.1
Other comprehensive (loss) income	$(8.7)	$51.9	$—	$43.2
Balance at January 1, 2022	$(25.8)	$(208.6)	$(0.3)	$(234.7)
Foreign currency translation adjustment, net of tax (b)	(1.8)	—	—	(1.8)
Amortization of pension related costs, net of tax (a) (b)	—	11.5	—	11.5
Pension re-measurement, net of tax of $0.3 million	—	5.6	—	5.6
Settlement and curtailment gain, net of tax (b)		(0.5)		(0.5)
Other comprehensive (loss) income	$(1.8)	$16.6	$—	$14.8
Balance at December 31, 2022	$(27.6)	$(192.0)	$(0.3)	$(219.9)
(a) Amounts represent the change in accumulated other comprehensive loss as a result of the amortization of actuarial losses (gains) arising during each year related to the Company’s pension and other post-retirement plans. See Note 11, "Pension and Post-retirement Benefits," for further information on the Company’s pension and other post-retirement plans.
(b) Amounts presented are net of tax expense of nil for each of the years ended December 31, 2022 and 2021, respectively.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DEBTOR-IN-POSSESSION)
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)
15. STOCKHOLDERS' DEFICIENCY
Information about the Company's common and treasury stock issued and/or outstanding is presented in the following table:

	Class A Common Stock	Treasury Stock
Balance, January 1, 2021	56,742,513	1,774,200
Restricted stock grants (a)	1,782,221	—
Restricted stock forfeitures	(519,592)	—
Withholding of restricted stock to satisfy taxes	—	218,757
Balance, December 31, 2021	58,005,142	1,992,957
Restricted stock grants (a)	3,108,376	—
Restricted stock forfeitures	(2,263,946)	—
Withholding of restricted stock to satisfy taxes	—	431,209
Balance, December 31, 2022	58,849,572	2,424,166
(a) The 2021 and 2022 grants include 20,442 and 61,138 restricted stock awards, respectively, and 1,761,779 and 3,047,238 RSUs, respectively, the latter granted pursuant to the 2019 TIP and LTIP programs under the Stock Plan. See Note 12., "Stock Compensation Plan," for further discussion of the Company's Stock Plan.

Common Stock
As of December 31, 2022, Revlon's authorized common stock consisted of 900 million shares of Class A Common Stock, with a par value of $0.01 per share (the "Class A Common Stock"), and 200 million shares of Class B common stock, par value $0.01 per share ("Class B Common Stock" and together with the Class A Common Stock, the "Common Stock").
As of December 31, 2022, MacAndrews & Forbes beneficially owned approximately 85.1% of Revlon's Class A Common Stock, which at such date was Revlon's only class of capital stock outstanding.
Treasury Stock
Pursuant to the share withholding provisions of the Stock Plan, during 2022 the Company withheld a total of 431,209 shares of Revlon Class A Common Stock to satisfy its minimum statutory tax withholding requirements related to the vesting of shares of restricted stock and RSUs. These shares were recorded as treasury stock using the cost method, at a weighted average of $7.72 per share, based on the NYSE closing price per share on each applicable vesting date, for a total of $3.3 million. During 2021 the Company withheld a total of 218,757 shares of Revlon Class A Common Stock to satisfy its minimum statutory tax withholding requirements related to the vesting of shares of restricted stock. These shares were recorded as treasury stock using the cost method, at a weighted average of $11.19 per share, based on the NYSE closing price per share on each applicable vesting date, for a total of $2.4 million.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DEBTOR-IN-POSSESSION)
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)
The following table is a comparative summary of the Company’s net sales and segment profit for Revlon and Products Corporation by reportable segment for the periods presented.
Revlon, Inc.

	Year Ended December 31,
	2022	2021
Segment Net Sales:
Revlon	$752.6	$727.9
Elizabeth Arden	509.7	532.3
Portfolio	373.4	419.1
Fragrances	344.7	399.4
Total	$1,980.4	$2,078.7

Segment Profit:
Revlon	$89.0	$86.8
Elizabeth Arden	61.7	62.8
Portfolio	50.4	71.0
Fragrances	59.2	72.3
Total	$260.3	$292.9

Reconciliation:
Total Segment Profit	$260.3	$292.9
Less:
Depreciation and amortization	105.7	125.7
Non-cash stock compensation expense	13.8	14.0
Non-Operating items:
Restructuring and related charges	31.5	33.0
Acquisition, integration and divestiture costs	0.9	2.3
Gain on divested assets	—	(1.1)
Financial control remediation and sustainability actions and related charges	—	0.5
COVID-19 charges	—	6.1
Capital structure and related charges	4.2	9.2
Impairment charges	24.3	—
Operating income	79.9	103.2
Less:
Interest Expense	252.9	247.7
Amortization of debt issuance costs	20.9	39.6
Foreign currency losses, net	25.1	10.6
Miscellaneous, net	7.2	6.0
Reorganization items, net	416.0	—
Loss from operations before income taxes	$(642.2)	$(200.7)

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DEBTOR-IN-POSSESSION)
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)
Products Corporation

	Year Ended December 31,
	2022	2021
Segment Net Sales:
Revlon	$752.6	$727.9
Elizabeth Arden	509.7	532.3
Portfolio	373.4	419.1
Fragrances	344.7	399.4
Total	$1,980.4	$2,078.7

Segment Profit:
Revlon	$91.9	$89.5
Elizabeth Arden	63.7	64.7
Portfolio	51.9	72.5
Fragrances	60.5	73.8
Total	$268.0	$300.5

Reconciliation:
Total Segment Profit	$268.0	$300.5
Less:
Depreciation and amortization	105.7	125.7
Non-cash stock compensation expense	13.8	14.0
Non-Operating items:
Restructuring and related charges	31.5	33.0
Acquisition, integration and divestiture costs	0.9	2.3
Gain on divested assets	—	(1.1)
Financial control remediation and sustainability actions and related charges	—	0.5
COVID-19 charges	—	6.1
Capital structure and related charges	4.2	9.2
Impairment charge	24.3	—
Operating income	87.6	110.8
Less:
Interest Expense	252.9	247.7
Amortization of debt issuance costs	20.9	39.6
Foreign currency losses, net	25.1	10.6
Miscellaneous, net	20.1	21.1
Reorganization items, net	416.0	—
Loss from operations before income taxes	$(647.4)	$(208.2)

As of December 31, 2022, the Company had operations established in approximately 25 countries outside of the U.S. and its products are sold throughout the world. Generally, net sales by geographic area are presented by attributing revenues from external customers on the basis of where the products are sold. Walmart and its affiliates worldwide accounted for approximately 14% of the Company’s worldwide net sales in both 2022 and 2021.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DEBTOR-IN-POSSESSION)
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)
The following tables present the Company's segment net sales by geography and total net sales by classes of similar products for the periods presented:

	Year Ended December 31, 2022
	Revlon	Elizabeth Arden	Portfolio	Fragrances	Total
Geographic Area:
Net Sales
North America	$413.1	$97.8	$237.1	$225.6	$973.6
EMEA*	166.7	123.1	103.9	77.2	470.9
Asia	37.9	265.2	2.2	17.9	323.2
Latin America*	66.5	5.6	16.9	11.7	100.7
Pacific*	68.4	18.0	13.3	12.3	112.0
	$752.6	$509.7	$373.4	$344.7	$1,980.4

	Year Ended December 31, 2021
	Revlon	Elizabeth Arden	Portfolio	Fragrances	Total
Geographic Area:
Net Sales
North America	$389.4	$109.8	$274.0	$282.9	$1,056.1
EMEA*	170.6	116.5	111.7	78.5	477.3
Asia	40.1	276.2	2.8	14.4	333.5
Latin America*	57.3	7.6	16.5	10.8	92.2
Pacific*	70.5	22.2	14.1	12.8	119.6
	$727.9	$532.3	$419.1	$399.4	$2,078.7
* The EMEA region includes Europe, the Middle East and Africa; the Latin America region includes Mexico, Central America and South America; and the Pacific region includes Australia and New Zealand.

	Year Ended December 31,
	2022		2021
Classes of similar products:
Net sales:
Color cosmetics	$551.0	28%	$526.8	25%
Fragrance	517.7	26%	580.1	28%
Hair care	451.9	23%	472.1	23%
Beauty care	157.5	8%	166.4	8%
Skin care	302.3	15%	333.3	16%
	$1,980.4		$2,078.7

The following table presents the Company's long-lived assets by geographic area:

	December 31, 2022		December 31, 2021
Long-lived assets, net:
United States	$1,044.3	84%	$1,134.3	84%
International	200.1	16%	215.8	16%
	$1,244.4		$1,350.1

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DEBTOR-IN-POSSESSION)
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)
17. REVLON, INC. BASIC AND DILUTED EARNINGS (LOSS) PER COMMON SHARE
Shares used in calculating Revlon's basic loss per share are computed using the weighted-average number of Revlon's shares of Class A Common Stock outstanding during each period. Shares used in diluted loss per share include the dilutive effect of unvested restricted stock, LTIP RSUs and TIP RSUs under the Company’s Stock Plan using the treasury stock method. For the years ended December 31, 2022 and 2021, Revlon's diluted loss per share equals basic loss per share, as the assumed vesting of restricted stock, LTIP RSUs and TIP RSUs would have an anti-dilutive effect. As of December 31, 2022 and 2021, there were no outstanding stock options under the Company's Stock Plan. See Note 12, "Stock Compensation Plan," for information on the LTIP and TIP RSUs.

Following are the components of Revlon's basic and diluted loss per common share for the periods presented:

	Year Ended December 31,
	2022	2021
Numerator:
Net loss	$(673.9)	$(206.9)
Denominator:
Weighted-average common shares outstanding – Basic	54,892,272	53,934,179
Effect of dilutive restricted stock and RSUs	—	—
Weighted-average common shares outstanding – Diluted	54,892,272	53,934,179
Basic and Diluted loss per common share:
Net loss per common share	$(12.28)	$(3.84)

Unvested restricted stock and RSUs under the Stock Plan(a)	914	681,023
(a) These are outstanding common stock equivalents that were not included in the computation of Revlon's diluted earnings per common share because their inclusion would have had an anti-dilutive effect.

18. CONTINGENCIES

Personal Injury/Tort Claims

Talcum Powder

Prior to the Petition Date, certain individuals asserted tort claims against the Company in connection with alleged personal injury suffered through use of the Company’s cosmetics and personal care products. These include certain claims relating to “Jean Nate” branded products containing talcum powder, an ingredient allegedly contaminated with asbestos and allegedly associated with mesothelioma and other maladies. The Company maintains that these claims are meritless.

Chemical Hair Straightening/Relaxing Products

The Company currently sells, and has in the past sold, chemical hair straightening or relaxing products, including without limitation, under brands such as “Crème of Nature,” “African Pride,” “French Perm,” “Fabulaxer,” “Revlon Realistic,” “Revlon Professional,” “HerbaRich,” and “All Ways Natural Relaxer.” Since October 2022, numerous cases have been filed in courts across the country on behalf of plaintiffs alleging personal injury and/or wrongful death claims relating to certain chemical hair straightening or relaxing products. In late January, Hair Relaxer Claimants filed various motions seeking to extend the Claims Bar Date for such claims, or, in the alternative, leave to file late proofs of claims. On March 6, 2023, the Debtors filed a statement in response to these motions, which included a proposal to extend the Claims Bar Date for Hair Relaxer Claimants. On March 7, 2023, the Bankruptcy Court approved the relief sought in the Debtors’ response and entered an order extending the Claims Bar Date for Hair Relaxer Claimants to April 11, 2023. To be entitled to vote on the Plan, Hair Relaxer Claimants must file a simplified proof of claim by March 23, 2023. The Company believes that the claims raised by the Hair Relaxer Claimants are dischargeable and without merit.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

19. RELATED PARTY TRANSACTIONS

As of December 31, 2022, MacAndrews & Forbes and its affiliates collectively beneficially owned approximately 85.1% of Revlon's Class A Common Stock, which at such date was Revlon's only class of capital stock outstanding. As a result, MacAndrews & Forbes and its affiliates are able to elect Revlon’s entire Board of Directors and control the vote on all matters submitted to a vote of Revlon's stockholders. MacAndrews & Forbes is beneficially owned by Ronald O. Perelman. Mr. Perelman is Chairman of Revlon’s and Product Corporation's Board of Directors.

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
The Company participates in MacAndrews & Forbes' directors and officers liability insurance program (the "D&O Insurance Program"), as well as its other insurance coverages, such as property damage, business interruption, liability and

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DEBTOR-IN-POSSESSION)
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)
other coverages, which cover the Company, as well as MacAndrews & Forbes and its subsidiaries. The limits of coverage for certain of the policies are available on an aggregate basis for losses to any or all of the participating companies and their respective directors and officers. The Company reimburses MacAndrews & Forbes from time-to-time for their allocable portion of the premiums for such coverage or the Company pays the insurers directly, which premiums the Company believes are more favorable than the premiums that the Company would pay were it to secure stand-alone coverage. Any amounts paid by the Company directly to MacAndrews & Forbes in respect of premiums are included in the amounts paid under the Reimbursement Agreements. To ensure the availability of directors and officers liability insurance coverage through January 2023, the Company and MacAndrews & Forbes agreed to collectively make payments under MacAndrews & Forbes’ D&O Insurance Program. During 2021, the Company made payments of approximately $1.3 million in respect of its participation in the D&O Insurance Program. During 2022, the Company made no payments in respect of its participation in the D&O Insurance Program. Consequently, as of December 31, 2022, the Company has no balance outstanding in respect of its participation in the D&O Insurance Program.

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
The net activity related to services purchased under the Transfer and Reimbursement Agreements during the year ended December 31, 2022 and 2021 was less than $0.1 million income and $0.2 million income, respectively. As of both December 31, 2022 and December 31, 2021, a receivable balance of $0.1 million from MacAndrews & Forbes were included in the Company's Consolidated Balance Sheet for transactions subject to the Transfer and Reimbursement Agreements.

Tax Sharing Agreements

As a result of a debt-for-equity exchange transaction completed in March 2004 (the "2004 Revlon Exchange Transactions"), as of March 25, 2004, Revlon, Products Corporation and their U.S. subsidiaries were no longer included in the MacAndrews & Forbes Group for U.S. federal income tax purposes. See Note 13, "Income Taxes," for further discussion on these agreements and related transactions in 2022 and 2021.

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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

During the year ended December 31, 2022 and 2021, the Company engaged several companies in which MacAndrews & Forbes had a controlling interest to provide the Company with various ordinary course business services. These services included processing approximately $7.8 million and $12.7 million of coupon redemptions for the Company's retail customers for the year ended December 31, 2022 and 2021, respectively, for which the Company incurred fees of approximately $0.2 million and $0.3 million for the year ended December 31, 2022 and 2021, respectively, and other similar advertising, coupon redemption and raw material supply services, for which the Company had net payables aggregating to approximately $0.1 million and $0.5 million for the year ended December 31, 2022 and 2021, respectively. As of December 31, 2022 and December 31, 2021, a payable balance of approximately $3.1 million and $4.2 million, respectively, were included in the Company's Consolidated Balance Sheet for the aforementioned coupon redemption services. The Company believes that its engagement of each of these affiliates was on arm's length terms, taking into account each firm's expertise in its respective field, and that the fees paid or received were at least as favorable as those available from unaffiliated parties.

As previously disclosed in the Company’s 2021 Form 10-K, on March 10, 2021, the Company and Mr. E. Scott Beattie, a member of the Board of Directors of the Company, entered into an Amended and Restated Consulting Agreement ("the 2020 Consulting Agreement"), effective April 1, 2021, pursuant to which he will continue to provide advisory services to the Company until April 1, 2022 (the “Term”). As compensation for Mr. Beattie’s advisory services during the Term, the Company shall grant him restricted stock units (the “RSUs”) equivalent in value to the fee set forth in the 2020 Consulting Agreement, which shall vest in accordance with the terms of the Amendment to the 2020 Consulting Agreement. The foregoing description of the Amendment to the 2020 Consulting Agreement is qualified in its entirety by reference to the full text of such agreement, a copy of which was incorporated by reference into the 2021 Form 10-K.

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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

The following Condensed Consolidating Financial Statements present the financial information as of December 31, 2022 and December 31, 2021, and for each of the years ended December 31, 2022 and 2021 for: (i) Products Corporation on a stand-alone basis; (ii) the Guarantor Subsidiaries on a stand-alone basis; (iii) the subsidiaries of Products Corporation that did not guarantee and do not guarantee Products Corporation's 6.25% Senior Notes (the "Non-Guarantor Subsidiaries") on a stand-alone basis; and; (iv) Products Corporation, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries on a consolidated basis. The Condensed Consolidating Financial Statements are presented on the equity method, under which the investments in subsidiaries are recorded at cost and adjusted to the applicable share of the subsidiary's cumulative results of operations, capital contributions, distributions and other equity changes. The principal elimination entries eliminate investments in subsidiaries and intercompany balances and transactions.

Products Corporation and Subsidiaries Condensed Consolidating Balance Sheets
As of December 31, 2022
	Products Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated

ASSETS
Cash and cash equivalents	$7.8	$147.7	$93.8	$—	$249.3
Trade receivables, less allowances for doubtful accounts	94.1	88.9	169.7	—	352.7
Inventories, net	173.2	124.8	171.3	—	469.3
Prepaid expenses and other	283.5	12.4	174.9	(127.6)	343.2
Intercompany receivables	3,573.5	7,392.6	1,922.4	(12,888.5)	—
Investment in subsidiaries	1,848.4	895.0	618.9	(3,362.3)	—
Property, plant and equipment, net	134.4	37.3	79.9	—	251.6
Deferred income taxes	—	1.3	41.4	—	42.7
Goodwill	404.8	135.2	22.2	—	562.2
Intangible assets, net	0.1	126.9	207.1	—	334.1
Other assets	62.2	8.2	26.1	—	96.5
Total assets	$6,582.0	$8,970.3	$3,527.7	$(16,378.4)	$2,701.6
LIABILITIES AND STOCKHOLDER’S DEFICIENCY
Short-term borrowings	$—	$—	$0.2	$—	$0.2
Current portion of long-term debt	746.8	—	0.1	—	746.9
Accounts payable	43.0	7.4	75.5	—	125.9
Accrued expenses and other	157.5	51.2	178.5	—	387.2
Intercompany payables	712.2	1,152.3	1,596.4	(3,460.9)	—
Long-term debt	—	—	0.1	—	0.1
Other long-term liabilities	92.5	7.8	93.6	—	193.9
Liabilities subject to compromise	6,831.7	6,023.9	454.8	(9,555.3)	3,755.1
Total liabilities	8,583.7	7,242.6	2,399.2	(13,016.2)	5,209.3
Stockholder’s (deficiency) equity	(2,001.7)	1,727.7	1,128.5	(3,362.2)	(2,507.7)
Total liabilities and stockholder’s (deficiency) equity	$6,582.0	$8,970.3	$3,527.7	$(16,378.4)	$2,701.6

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DEBTOR-IN-POSSESSION)
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

Products Corporation and Subsidiaries Condensed Consolidating Statement of Operations and Comprehensive (Loss) Income
Year Ended December 31, 2022
	Products Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Sales	$461.9	$491.1	$1,027.4	$—	$1,980.4
Cost of sales	222.2	225.2	388.3	—	835.7
Gross profit	239.7	265.9	639.1	—	1,144.7
Selling, general and administrative expenses	372.5	215.6	437.3	—	1,025.4
Acquisition, integration and divestiture costs	0.9	—	—	—	0.9
Restructuring charges and other, net	2.9	0.6	3.0	—	6.5
Impairment charges	18.3	1.5	4.5	—	24.3
(Gain) loss on divested assets	—	—	—	—	—
Operating (loss) income	(154.9)	48.2	194.3	—	87.6
Other (income) expense:
Intercompany interest, net	(8.8)	0.3	8.5	—	—
Interest expense	245.8	—	7.1	—	252.9
Amortization of debt issuance costs	16.8	—	4.1	—	20.9
Foreign currency losses, net	7.4	1.2	16.5	—	25.1
Miscellaneous, net	48.8	(65.5)	36.8	—	20.1
Reorganization items, net	410.6	4.6	0.8	—	416.0
Other expense (income), net	720.6	(59.4)	73.8	—	735.0
(Loss) income from operations before income taxes	(875.5)	107.6	120.5	—	(647.4)
Provision for (benefit from) for income taxes	—	7.1	24.6	—	31.7
(Loss) income from operations, net of taxes	(875.5)	100.5	95.9	—	(679.1)
Equity in income (loss) of subsidiaries	227.1	(4.3)	(13.5)	(209.3)	—
Net (loss) income	$(648.4)	$96.2	$82.4	$(209.3)	$(679.1)
Other comprehensive (loss) income	14.8	14.6	(3.9)	(10.7)	14.8
Total comprehensive (loss) income	$(633.6)	$110.8	$78.5	$(220.0)	$(664.3)

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DEBTOR-IN-POSSESSION)
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

Products Corporation and Subsidiaries Condensed Consolidating Statement of Operations and Comprehensive (Loss) Income
Year Ended December 31, 2021
	Products Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Sales	$446.0	$581.4	$1,051.3	$—	$2,078.7
Cost of sales	206.7	265.0	377.4	—	849.1
Gross profit	239.3	316.4	673.9	—	1,229.6
Selling, general and administrative expenses	345.5	251.4	494.6	—	1,091.5
Acquisition, integration and divestiture costs	2.2	—	0.1	—	2.3
Restructuring charges and other, net	14.6	2.7	8.8	—	26.1
Impairment charges	—	—	—	—	—
Loss on divested assets	(1.1)	—	—	—	(1.1)
Operating (loss) income	(121.9)	62.3	170.4	—	110.8
Other (income) expenses:
Intercompany interest, net	(5.0)	2.5	2.5	—	—
Interest expense	240.2	—	7.5	—	247.7
Amortization of debt issuance costs	39.6	—	—	—	39.6
Foreign currency losses, net	(3.2)	(0.7)	14.5	—	10.6
Miscellaneous, net	88.8	4.5	(72.2)	—	21.1
Other expense (income), net	360.4	6.3	(47.7)	—	319.0
Loss from operations before income taxes	(482.3)	56.0	218.1	—	(208.2)
Provision for (benefit from) income taxes	(10.5)	12.8	0.9	—	3.2
(Loss) income from operations, net of taxes	(471.8)	43.2	217.2	—	(211.4)
Equity in (loss) income of subsidiaries	258.3	112.7	—	(371.0)	—
Net (loss) income	$(213.5)	$155.9	$217.2	$(371.0)	$(211.4)
Other comprehensive (loss) income	43.2	14.7	2.3	(17.0)	43.2
Total comprehensive (loss) income	$(170.3)	$170.6	$219.5	$(388.0)	$(168.2)

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DEBTOR-IN-POSSESSION)
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

Products Corporation and Subsidiaries Condensed Consolidating Statements of Cash Flows
Year Ended December 31, 2022
	Products Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash (used in) provided by operating activities	$(456.5)	$148.6	$64.4	$—	$(243.5)
CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash (used in) provided by investing activities	(5.5)	(2.1)	(6.2)	—	(13.8)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in short-term borrowings and overdraft	(1.2)	(0.7)	(0.4)	—	(2.3)
Borrowings on term loans	—	—	—	—	—
Repayments on term loans	(13.6)	—	(75.0)	—	(88.6)
Net (repayments) borrowings under the revolving credit facilities	(0.6)	—		—	(0.6)
Borrowings on DIP Term Loan Facility	575.0				575.0
Repayments on Tranche A DIP ABL Facility	(67.2)				(67.2)
Payment of financing costs	(20.5)	—	—	—	(20.5)
Tax withholdings related to net share settlements of restricted stock and RSUs	(3.3)	—	—	—	(3.3)
Other financing activities	(0.1)	(0.1)	—	—	(0.2)
Net cash provided by (used in) financing activities	468.5	(0.8)	(75.4)	—	392.3
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	(0.1)	(2.7)	—	(2.8)
Net increase (decrease) in cash, cash equivalents and restricted cash	6.5	145.6	(19.9)	—	132.2
Cash, cash equivalents and restricted cash at beginning of period	$4.0	$2.1	$114.8	$—	$120.9
Cash, cash equivalents and restricted cash at end of period	$10.5	$147.7	$94.9	$—	$253.1

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DEBTOR-IN-POSSESSION)
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

Products Corporation and Subsidiaries Condensed Consolidating Statements of Cash Flows
Year Ended December 31, 2021
	Products Corporation	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash (used in) provided by operating activities	$(36.1)	$6.7	$18.4	$—	$(11.0)
CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash (used in) provided by investing activities	(7.2)	(1.2)	(3.7)	—	(12.1)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in short-term borrowings and overdraft	(5.5)	(5.8)	(2.4)	—	(13.7)
Borrowings on term loans	230.0	—	75.0	—	305.0
Repayments on Term Loans	(138.3)	—	(58.9)	—	(197.2)
Net (repayments) borrowings under the revolving credit facilities	(29.3)	—	—	—	(29.3)
Payments of financing costs	(12.6)	—	(5.3)	—	(17.9)
Tax withholdings related to net share settlements of restricted stock and RSUs	(2.4)	—	—	—	(2.4)
Other financing activities	(0.2)	(0.1)	—	—	(0.3)
Net cash provided by (used in) financing activities	41.7	(5.9)	8.4	—	44.2
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	—	(2.7)	—	(2.7)
Net increase (decrease) in cash, cash equivalents and restricted cash	(1.6)	(0.4)	20.4	—	18.4
Cash, cash equivalents and restricted cash at beginning of period	$5.6	$2.5	$94.4	$—	$102.5
Cash, cash equivalents and restricted cash at end of period	$4.0	$2.1	$114.8	$—	$120.9

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DEBTOR-IN-POSSESSION)
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)
21. LIABILITIES SUBJECT TO COMPROMISE

As discussed in Note 1. "Description of Business and Summary of Significant Accounting Policies", since the Petition Date, the Company has been operating as debtors in possession under the jurisdiction of the Bankruptcy Court and in accordance with provisions of the Bankruptcy Code. On the accompanying Consolidated Balance Sheets, the caption “Liabilities subject to compromise” reflects the expected allowed amount of the pre-petition claims that are not fully secured and that have at least a possibility of not being repaid at the full claim amount. Liabilities subject to compromise at December 31, 2022 consisted of the following:

December 31,
2022
Accounts payable	$81.6
Accrued expenses	148.6
Other liabilities	96.0
Debt subject to compromise	3,385.0
Total liabilities subject to compromise	$3,711.2

Determination of the value at which liabilities will ultimately be settled cannot be made until the Bankruptcy Court approves the plan of Reorganization. The Company will continue to evaluate the amount and classification of its pre-petition liabilities. Any additional liabilities that are subject to compromise will be recognized accordingly, and the aggregate amount of liabilities subject to compromise may change.

22. REORGANIZATION ITEMS, NET

Reorganization items incurred as a result of the Chapter 11 Cases are presented separately in the accompanying statements of operations for the year ended December 31, 2022 and were as follows:

Year Ended
December 31, 2022
Professional fees	$158.1
Write off of deferred financing costs and discount on debt subject to compromise	124.8
Adjustment to estimated allowed claim amount	98.6
Bankruptcy related employee compensation programs	21.1
DIP facilities financing costs	18.5
Other	4.8
Gain on settlement of pre-petition accounts payable	(9.9)
Reorganization items, net	$416.0

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DEBTOR-IN-POSSESSION)
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

23. CONDENSED CONSOLIDATION DEBTOR-IN-POSSESSION FINANCIAL INFORMATION

The financial statements below represent the condensed combined financial statements of the Debtors as of December 31, 2022 and December 31, 2021 and for each of the years ended December 31, 2022 and 2021.

REVLON, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
CONSOLIDATED BALANCE SHEETS
(dollars in millions, except share and per share amounts)

	December 31, 2022	December 31, 2021

ASSETS
Current assets:
Cash and cash equivalents	$163.7	$17.9
Trade receivables (net of allowance for doubtful accounts of $0.9 and $2.3, respectively)	220.6	258.7
Trade receivables from non-debtor subsidiaries	493.1	400.4
Inventories, net	302.4	261.8
Prepaid expenses and other assets	93.2	74.5
Total current assets	1,273.0	1,013.3
Property, plant and equipment (net of accumulated depreciation of $439.6 and $426.0, respectively)	178.4	219.4
Deferred income taxes	4.7	17.5
Goodwill	540.0	540.0
Intangible assets (net of accumulated amortization and impairment of $232.5 and $274.4, respectively)	272.6	320.8
Investment in subsidiaries	877.7	874.5
Due from affiliates	269.1	249.8
Other assets	76.0	74.8
Total assets	$3,491.5	$3,310.1

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY
Current liabilities:
Short-term borrowings	$—	$—
Current portion of long-term debt	746.8	137.1
Accounts payable	52.3	134.7
Accounts payable to non-debtors	27.3	234.5
Accrued expenses and other current liabilities	242.3	267.1
Total current liabilities	$1,068.7	$773.4
Long-term debt	—	3,234.2
Long-term pension and other post-retirement plan liabilities	81.0	141.3
Other long-term liabilities	20.5	337.9
Liabilities subject to compromise	4,209.5	—
Total liabilities	5,379.7	4,486.8
Stockholder’s (deficiency) equity	(1,888.2)	(1,176.7)
Total liabilities and stockholders’ deficiency	$3,491.5	$3,310.1

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DEBTOR-IN-POSSESSION)
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

REVLON, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(dollars in millions, except share and per share amounts)

	Year Ended December 31,
	2022	2021

Net sales	$1,075.3	$1,156.9
Cost of sales	501.3	523.3
Gross profit	574.0	633.6
Selling, general and administrative expenses	647.7	660.7
Acquisition, integration and divestiture costs	0.8	2.3
Restructuring charges and other, net	3.7	18.5
Impairment charges	20.5	—
(Gain) loss on divested assets	0.6	0.7
Operating loss	(99.3)	(48.6)
Other expenses:
Interest expense, net	235.3	237.6
Amortization of debt issuance costs	16.8	37.4
Foreign currency losses, net	9.5	(3.9)
Miscellaneous, net	9.1	(393.5)
Reorganization items, net	416.0	—
Equity in net loss of subsidiary	(123.3)	(100.4)
Other expenses	563.4	(222.8)
(Loss) income from operations before income taxes	(662.7)	174.2
Provision for income taxes	15.1	(1.7)
Net loss	$(677.8)	$175.9
Other comprehensive income, net	16.7	40.4
Total comprehensive (loss) income	$(661.1)	$216.3

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DEBTOR-IN-POSSESSION)
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)
REVLON, INC. AND SUBSIDIARIES
(DEBTOR-IN-POSSESSION)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in millions)

	Year Ended December 31,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net cash used in operating activities	$(310.6)	$135.0
CASH FLOWS FROM INVESTING ACTIVITIES:
Net cash used in investing activities	(7.9)	(8.1)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in short-term borrowings and overdraft	(1.9)	(11.9)
Borrowings on term loans	—	230.0
Repayments on term loans	(13.6)	(138.4)
Net (repayments) borrowings under the revolving credit facilities	(0.6)	(29.3)
Borrowings on DIP Term Loan Facility	575.0	—
Repayments on Tranche A DIP ABL Facility	(67.2)	—
Payment of financing costs	(20.5)	(11.6)
Tax withholdings related to net share settlements of restricted stock and RSUs	(3.3)	(2.4)
Cash transfer to non-debtor affiliates	—	(155.8)
Other financing activities	(0.2)	(0.3)
Net cash provided by financing activities	467.7	(119.7)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(0.7)	(0.1)
Net increase in cash, cash equivalents and restricted cash	148.5	7.1
Cash, cash equivalents and restricted cash at beginning of period	17.9	10.8
Cash, cash equivalents and restricted cash at end of period (a)	$166.4	$17.9
(a)These amounts include restricted cash of $2.7 million and nil as of December 31, 2022 and 2021, respectively. The balance is included within prepaid expenses and other current assets and other assets in the Company's Consolidated Balance Sheets as of December 31, 2022.

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DEBTOR-IN-POSSESSION)
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

24. SUBSEQUENT EVENTS

Backstop Commitment Agreement and Debt Commitment Letter

On January 17, 2023, the Debtors entered into a backstop commitment agreement (as amended, the "Backstop Commitment Agreement") with certain of the Consenting BrandCo Lenders under the Restructuring Support Agreement (the “Original Equity Commitment Parties”), pursuant to which each of the Original Equity Commitment Parties thereunder had agreed to backstop, severally and not jointly and subject to the terms and conditions in the Backstop Commitment Agreement, the Aggregate Rights Offering Amount (as defined in the Backstop Commitment Agreement). On February 21, 2023, as contemplated by the Restructuring Support Agreement, the Company Parties amended and restated the Backstop Commitment Agreement with the Original Equity Commitment Parties and certain of the Consenting 2016 Lenders (together with the Original Equity Commitment Parties, the “Equity Commitment Parties”), pursuant to which each of the Equity Commitment Parties has agreed to backstop, severally and not jointly and subject to the terms and conditions in the Backstop Commitment Agreement, an upsized $670 million Equity Rights Offering, subject to reduction on account of the Excess Liquidity Cutback as discussed herein.

Also, on January 17, 2023, as contemplated by the Restructuring Support Agreement, the Debtors entered into the Debt Commitment Letter with the Debt Commitment Parties, pursuant to which the Debt Commitment Parties committed to fund up to $200 million in net cash proceeds to the Debtors in connection with a new senior secured first lien term loan facility (the “Incremental New Money Facility”) upon emergence from Chapter 11. As consideration for entering into the Debt Commitment Letter, the Debt Commitment Parties will receive a premium of 3.00% on their $200 million funding commitment payable in-kind in the form of additional loans added under the Incremental New Money Facility (the “Debt Commitment Premium”). If the Debt Commitment Letter is terminated, then under certain conditions set forth in the Debt Commitment Letter, the Debt Commitment Parties are entitled to receive a termination premium of $6 million (3.00% of the $200 million commitment amount) in lieu of the Debt Commitment Premium.

Amended and Restated Restructuring Support Agreement

On February 21, 2023, the Company Parties amended and restated the Restructuring Support Agreement (as amended, the "Restructuring Support Agreement") with the Original Consenting Creditor Parties (as defined herein) and certain of the Company’s prepetition lenders under the previously disclosed 2016 Term Loan Agreement (as defined herein) (together with the Original Consenting Creditor Parties, the “Consenting Creditor Parties,” and together with the Original Consenting Creditor Parties and the Company Parties, the “RSA Parties”).

Under the Restructuring Support Agreement, the Consenting Creditor Parties have agreed, subject to certain terms and conditions, to support the First Amended Joint Plan of Reorganization attached to, and incorporated into, the Restructuring Support Agreement (the “Plan”).

The Restructuring Support Agreement provides that the Debtors shall achieve certain future milestones (unless extended or waived in writing), including:

•No later than February 22, 2023, the Bankruptcy Court shall have entered an order approving (i) the Disclosure Statement and (ii) the Backstop Motion (this milestone has been met);

•No later than February 28, 2023, the Debtors shall have commenced the solicitation of votes to accept or reject the Plan (this milestone has been met);

•No later than April 4, 2023, the Bankruptcy Court shall have entered an order confirming the Plan; and

•No later than April 28, 2023, the effective date of the Plan shall have occurred (such date of emergence from chapter 11, the “Effective Date”).

In accordance with the Restructuring Support Agreement, the Company Parties agreed among other things, to: (i) support and take all steps reasonably necessary to consummate the restructuring transactions contemplated by the Restructuring Support Agreement (the "Restructuring") in accordance with the Restructuring Support Agreement; (ii) to the extent any legal or structural impediment arises that would prevent, hinder, impede, or delay the consummation of the Restructuring, (A) take all steps reasonably necessary and desirable to address any such impediment, and (B) negotiate in good faith any appropriate additional or alternative provisions or agreements to address any such impediment; (iii) use commercially reasonable efforts to obtain any and all required governmental, regulatory and/or third-party approvals for the Restructuring; (iv) negotiate in good

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DEBTOR-IN-POSSESSION)
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)
faith and use commercially reasonable efforts to take all steps reasonably necessary to (A) consummate the Restructuring and (B) execute and implement definitive documents; (v) timely file a formal objection to any motion, application, or pleading filed with the Bankruptcy Court seeking the entry of an order for relief that (A) is materially inconsistent with the Restructuring Support Agreement or any definitive document or (B) would, or would be reasonably expected to, frustrate the purposes the Restructuring Support Agreement or any definitive document, including by preventing the consummation of the Restructuring; (vi) timely file a formal objection or opposition to any motion, application or adversary proceeding or other action or proceeding asserting any claims settlement pursuant to the Plan or Restructuring Support Agreement; and (vii) not take any other action or inaction in material contravention of the Restructuring Support Agreement or any definitive document, or to the material detriment of the Restructuring Transactions. In accordance with the Restructuring Support Agreement and subject to approval of the Plan by the Bankruptcy Court, the Company Parties also agreed, upon emergence, to assume or replace the following: (A) the employment agreement of the Company’s Chief Executive Officer, (B) the Company’s severance plan and (C) the Company’s cash bonus programs for 2023 (each as amended, modified, developed or supplemented on terms described in the Restructuring Support Agreement). Also, in accordance with the Restructuring Support Agreement and subject to approval of the Plan by the Bankruptcy Court, the Company will also adopt an equity management incentive program to be allocated following emergence, beginning in 2024 (unless the Board of Directors of Reorganized Holdings determines otherwise).

In accordance with the Restructuring Support Agreement, the Consenting Creditor Parties agreed, among other things, to: (i) support the Restructuring as contemplated by the Restructuring Support Agreement and the definitive documents governing the Restructuring; (ii) not object to, delay, impede, or take any other action to interfere with the acceptance, consummation, or implementation of the Plan or the Restructuring; (iii) vote to accept the Plan; and (iv) except as permitted in the Restructuring Support Agreement, not transfer any ownership held by each Consenting Creditor. In addition, the Restructuring Support Agreement contains commitments of the Creditors’ Committee to not investigate, assert, prosecute, or support certain challenges or claims settled pursuant to the Plan or Restructuring Support Agreement, and the commitment by the Consenting BrandCo Lenders to, not support any alternative restructurings that do not result in holders of General Unsecured Claims (as defined herein) receiving consideration of a value that is economically equivalent to the consideration distributable to such holders under the Plan and to use their commercially reasonable best efforts to cause any such alternative restructuring supported by them to provide holders of General Unsecured Claims with such equivalent economic treatment.

Each of the RSA Parties may terminate the Restructuring Support Agreement (and thereby their support for the associated plan of reorganization) under certain circumstances. The Debtors may terminate the Restructuring Support Agreement upon, among other circumstances: (i) its board of directors determining, after consulting with counsel, that performance under the Restructuring Support Agreement would be inconsistent with its fiduciary duties; and (ii) certain actions by the Bankruptcy Court, including dismissing the Chapter 11 Cases or converting the Chapter 11 Cases into cases under Chapter 7 of the Bankruptcy Code.

The Consenting Creditor Parties also have specified termination rights, including, among other circumstances, termination rights that arise if certain of the milestones have not been achieved, extended, or waived. Termination by one of these creditor groups will result in the termination of the Restructuring Support Agreement as to the terminating group only, with the Restructuring Support Agreement remaining in effect with respect to the Debtors and the non-terminating group.

Under the terms of the Plan and Restructuring Support Agreement and subject to approval of the Plan by the Bankruptcy Court, the Company is expected to emerge from Chapter 11 bankruptcy as a privately held company and its outstanding equity is expected to be cancelled.

Plan and Disclosure Statement

On February 21, 2023, the Debtors filed amended versions of the Plan and the Disclosure Statement and the Bankruptcy Court approved the Disclosure Statement. As amended, the Plan and Disclosure Statement describe, among other things, the terms of the Plan; the Restructuring contemplated by the Restructuring Support Agreement; the events leading to the Chapter 11 Cases; certain events that have occurred or are anticipated to occur during the Chapter 11 Cases, including the anticipated solicitation of votes to approve the Plan from certain of the Debtors’ creditors and certain other aspects of the Restructuring.

The Plan is intended to implement the Restructuring contemplated by the Restructuring Support Agreement pursuant to an equitization restructuring that provides for, among other things, the treatment for classes of claims and interests as follows:

• FILO ABL Claims. Each holder of a claim under the 2020 ABL FILO Term Loan Facility (as defined herein) to be repaid in full in cash;

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DEBTOR-IN-POSSESSION)
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)

• OpCo Term Loan Claims. Each holder of OpCo Term Loan Claims (claims under the 2016 Term Loan Facility and third lien guaranty claims against the “Opco” Debtors) shall receive (a) its pro rata share of cash in the amount of $56 million or (b) if such holder makes or is deemed to make the Class 4 Equity Election (as defined in the Plan), such holder’s pro rata share of 18% of (i) the New Common Stock issued on the Effective Date, subject to dilution by any New Common Stock issued in connection with the Equity Rights Offering (as defined below), including, for the avoidance of doubt, any New Common Stock issued pursuant to the Backstop Commitment Agreement, in connection with any MIP Awards (as defined in the Plan), and/or upon the exercise of the New Warrants , and (ii) the Equity Subscription Rights; provided that holders of no more than $334 million of OpCo Term Loan Claims are permitted to elect to receive cash;

• 2020 Term B-1 Loan Claim. Each holder of 2020 Term B-1 Loan Claims against the “BrandCo” Debtors to receive, either (a) a principal amount of first lien take-back loans equal to such holder’s claim with $20 million of the adequate protection payments payable on March 8, 2023 to be deferred to the earlier of the termination of the Restructuring Support Agreement and the Effective Date, and then waived under the Plan upon the Effective Date or (b) an amount of cash equal to the principal amount of first lien take-back term loans that otherwise would have been distributable to such holder under clause (a);

• 2020 Term B-2 Loan Claims. Each holder of 2020 Term B-2 Loan Claims against the BrandCo Debtors to receive its pro rata share of 82% of (a) the New Common Stock issued on the Effective Date, subject to dilution by any New Common Stock issued in connection with the Equity Rights Offering, including, for the avoidance of doubt, any New Common Stock issued pursuant to the Backstop Commitment Agreement, in connection with any MIP Awards, and/or upon the exercise of the New Warrants, and (b) the Equity Subscription Rights;

• BrandCo Third Lien Guaranty Claims. Holders of third lien guaranty claims against the “Brandco” Debtors shall not receive any recovery or distribution on account of such claims;

• Unsecured Notes Claims. Each holder of unsecured notes claims against the Debtors to receive, if the class of unsecured notes claims votes to accept the Plan, such holder’s pro rata share of New Warrants, which will have a 5-year term and be exercisable to purchase an aggregate number of shares of the New Common Stock equal to (after giving effect to the full exercise of the New Warrants and the Equity Rights Offering, but subject to dilution by any New Common Stock issued in connection with Reorganized Holdings’ management incentive plan) 11.75% of the New Common Stock, which will be issued by Reorganized Holdings on the Effective Date with a strike price set at an enterprise value of $4 billion;

• General Unsecured Claims. Each holder of general unsecured claims ("General Unsecured Claims") in a class that votes to accept the Plan to receive its pro rata share of (a) the amount of $44 million and retained preference action net proceeds allocated to such class, plus (b) for the class of other general unsecured claims, a top-up amount of additional cash equal to 13% of allowed contract/lease rejection claims above $50 million of such claims;

• Qualified Pensions. Qualified pension plans to be reinstated; and

• Interests in Revlon. Interests in Revlon, including holders of the Company's Class A Common Stock prior to emergence, to receive no recovery or distribution on account of such interests, and upon emergence from Chapter 11, all such pre-emergence interests in the Company, including the Company’s Class A Common Stock, will be canceled, released, extinguished, and discharged, and will be of no further force or effect.

Pursuant to section 1123(b)(3) of the Bankruptcy Code and Rule 9019 of the Federal Rules of Bankruptcy Procedure, the Plan contains and effects global and integrated compromises and settlements (collectively, the “Plan Settlement”) of all actual and potential disputes between and among the Company Parties (including, for clarity, between and among the “BrandCo” entities, on the one hand, and the “OpCo” or “Non-BrandCo” entities, on the other hand), the Creditors’ Committee, the Consenting BrandCo Lenders, and the Consenting 2016 Lenders and all other disputes that might impact creditor recoveries, including, without limitation, any and all issues relating to:

• the allocation of the economic burden of repayment of the DIP ABL Facility and DIP Term Loan Facility and/or payment of adequate protection obligations provided pursuant to the Final DIP Order among the Debtors;

• any and all disputes that might be raised impacting the allocation of value among the Debtors and their respective assets, including any and all disputes related to the Intercompany DIP Facility; and

• any and all other Settled Claims (as defined in the Plan), including all claims arising in respect of the Debtors’ historical financing transactions, including the 2019 Term Loan Agreement and the 2020 BrandCo Credit Agreement,

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DEBTOR-IN-POSSESSION)
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)
Upon confirmation of the Plan, the Plan Settlement will be binding upon all creditors and all other parties in interest pursuant to section 1141(a) of the Bankruptcy Code.

The Plan Settlement does not include any intercompany claims or intercompany interests that the Debtors elect to reinstate, for tax efficiency or similar purposes, in accordance with the Plan.

On February 21, 2023, the Bankruptcy Court entered an order approving the Disclosure Statement and the Solicitation and Voting Procedures. Pursuant to the Solicitation and Voting Procedures, the Debtors distributed the ballots, solicitation packages, and related notices by February 27, 2023, and votes are due by March 20, 2023. In accordance with the Debtors’ proposed confirmation timeline, which is subject to change by the Bankruptcy Court, a hearing to consider confirmation of the Plan (which may be adjourned or extended from time) is scheduled for April 3, 2023.

Litigation

Citibank Litigation

Litigation regarding certain wire transfers mistakenly paid by Citibank, N.A. (“Citi”) from its own funds on August 11, 2020 to holders of term loans issued to Revlon under the 2016 Term Loan Agreement has ended. The wire payments at issue were made to all lenders under the 2016 Term Loan Agreement in amounts equaling the principal and interest outstanding on the loans at that time. Certain lenders that received the payments returned the funds soon after the mistaken transfer, but holders of approximately $504 million did not.

In the matter captioned In re Citibank August 11, 2020 Wire Transfers, 520 F. Supp. 3d 390 (S.D.N.Y. 2021) (the “Citi Decision”), the United States District Court for the Southern District of New York (the “District Court”) held that the wire transfers were final and complete transactions not subject to revocation. Citi appealed the Citi Decision. Citi also asserted subrogation rights, but, as yet, there has been no determination of those rights, if any, under the 2016 Term Loan Agreement and Revlon has not taken a position on this issue. In these circumstances, prior to the Petition Date, the Company continued to make the scheduled payments under the 2016 Term Loan Agreement as if the full amount of the 2016 Term Loan Agreement remained outstanding. Following the Petition Date, the Company's payments under the 2016 Term Loan Agreement are automatically stayed as a result of the Bankruptcy Petitions.

Subsequently, in the matter captioned Citibank, N.A. v. Brigade Cap. Mgmt., LP, No. 21-487, 2022 WL 4102227 (2d Cir. Sept. 8, 2022), the United States Court of Appeals for the Second Circuit (the “Second Circuit”) reversed the District Court’s ruling in the Citi Decision, holding that Citi is entitled to return of the mistakenly transferred funds. The defendants’ petition for rehearing and rehearing en banc was denied on October 12, 2022. All of the mistakenly transferred funds have been returned to Citibank and the case was dismissed with prejudice on January 19, 2023.

August 12, 2022 Adversary Complaint

On August 12, 2022, Citi filed an Adversary Complaint (the “August 12, 2022 Adversary Complaint”) against Revlon, Inc., Products Corporation, and several of Products Corporation’s subsidiaries in the U.S. Bankruptcy Court for the Southern District of New York, Case No. 22-10760-dsj [Docket No. 373]. The August 12, 2022 Adversary Complaint arises out of the District Court’s judgment entered on February 16, 2021 in the Citibank Litigation described elsewhere in this Annual Report on Form 10-K. Because the Second Circuit vacated the District Court’s judgment and remanded the case for further proceedings (In re Citibank August 11, 2020 Wire Transfers, No. 21-487 (2d Cir. 2022)), the parties agreed to stay the adversary proceeding pending disposition of the District Court litigation. On February 21, 2023, the District Court so ordered the Joint Stipulation and Order for Voluntary Dismissal of Adversary Proceeding, dismissing the adversary proceeding in its entirety.

October 31, 2022 Adversary Complaint

On October 31, 2022, a group of lenders under the 2016 Term Loan Agreement filed an Adversary Complaint against Revlon, Inc., Products Corporation, several of Products Corporation’s subsidiaries, and several of Products Corporation’s contractual counterparties, including Jefferies Finance LLC, Jefferies LLC, and several lenders under the 2020 BrandCo Credit Agreement and certain financial institutions that are lenders or the affiliates of lenders under Products Corporation’s 2016 Term Loan Agreement, in the U.S. Bankruptcy Court for the Southern District of New York (the “October 31, 2022 Adversary Complaint”), Case No. 22-10760-dsj [Docket No. 956].

The October 31, 2022 Adversary Complaint alleges various spurious causes of action, stemming from various alleged breaches of the provisions of the 2016 Term Loan Agreement, including claims for breach of contract, declaratory judgment, breach of the implied covenant of good faith and fair dealing, conversion, aiding and abetting conversion, unjust enrichment, equitable subordination, tortious interference with contract, and constructive trust. The October 31, 2022 Adversary Complaint

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DEBTOR-IN-POSSESSION)
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)
seeks various forms of relief, including declaratory relief, specific performance, rescission of certain existing agreements, injunctive relief, damages, costs and expenses, attorneys’ fees, and pre-judgment interest.

On December 5, 2022, in response to the October 31, 2022 Adversary Complaint, the Company filed a motion to dismiss, asking the Bankruptcy Court to dismiss the claims against the Company on the bases that: (i) such claims are derivative and the plaintiffs lack standing to pursue them, (ii) such claims are not permissible under New York law or the Bankruptcy Code, (iii) entering into the previously disclosed August 2019 senior secured term loan facility by and among the Company, Products Corporation, certain affiliated funds, investment vehicles or accounts managed or advised by Ares Management LLC, as lender and Wilmington Trust, National Association, as administrative and collateral agent (the "2019 Term Loan Facility" or the "2019 Term Loan Agreement) did not violate the 2016 Term Loan Agreement, and (iv) such claims fail to state viable tort or quasi-contract claims under New York law. Jefferies and the BrandCo Lenders also filed motions to dismiss the October 31, 2022 Adversary Complaint.

On the same day, the Company also filed an Answer and Counterclaims in response to the October 31, 2022 Adversary Complaint, in which the Company requested a declaratory judgment that, among other things, the plaintiffs are not entitled to the relief they are seeking in connection with the 2019 Term Loan Facility, the 2020 BrandCo Credit Agreement, or any other equitable relief under New York Law and the Bankruptcy Code.

A hearing on the Company’s motion to dismiss was held on February 2, 2023, and on February 14, 2023, the Bankruptcy Court granted the motion to dismiss as to all claims against the Company and all of the October 31, 2022 Adversary Complaint claims for equitable relief. With respect to the non-Company defendants, the Bankruptcy Court directed all parties to file letters on or before February 15, 2023 concerning whether the standing grounds on which the Bankruptcy Court’s decision was based apply to the remaining causes of action as against the non-Company defendants, and the parties filed such letters on the Bankruptcy Court’s docket on February 15, 2023. A trial was scheduled to begin on March 6, 2023.

Due to the global settlement embodied in the Plan, the parties have agreed that the adversary proceeding will be stayed pending confirmation of the Plan, at which point the Debtors anticipate that the adversary proceeding will be dismissed with prejudice through the Bankruptcy Court’s order confirming the Plan and/or a separate order entered on the adversary proceeding’s docket. The parties’ agreement is also reflected in the So Ordered Stipulation and Order Signed on 2/27/2023 Staying the Adversary Proceeding and Dismissing the Complaint Upon the Plan Effective Date, Case No. 22-01167-dsj [Docket No. 130].

COMBINED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(DEBTOR-IN-POSSESSION)
(except where otherwise noted, all tabular amounts in millions, except share and per share amounts)
Item 16. Form 10-K Summary
None.

S I G N A T U R E S
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, each Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: March 16, 2023

Revlon, Inc.
(Registrant)

By: /s/ Debra Perelman	By: /s/ Matt Kvarda	By: /s/ Christine Chen
Debra Perelman	Matt Kvarda	Christine Chen
President, Chief Executive Officer &	Interim Chief Financial Officer	Interim Chief Accounting Officer
Director		& Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of Revlon, Inc. on March 16, 2023 and in the capacities indicated.

Signature	Title

*	Chairman of the Board and Director
(Ronald O. Perelman)
*	Vice Chairman of the Board and Director
(E. Scott Beattie)
*	Director
(Paul Aronzon)
*	Director
(Alan S. Bernikow)
*	Director
(Kristin Dolan)
*	Director
(Cristiana Falcone)
*	Director
(Ceci Kurzman)
*	Director
(Victor Nichols)
*	President, Chief Executive Officer and Director
(Debra G. Perelman)
*	Director
(Barry F. Schwartz)
* Andrew Kidd, by signing his name hereto, does hereby sign this report on behalf of the directors of the registrant above whose typed names asterisks appear, pursuant to powers of attorney duly executed by such directors and filed with the Securities and Exchange Commission.

By: /s/ Andrew Kidd
Andrew Kidd
Attorney-in-fact

Revlon Consumer Products Corporation
(Registrant)

By: /s/ Debra Perelman	By: /s/ Matt Kvarda	By: /s/ Christine Chen
Debra Perelman	Matt Kvarda	Christine Chen
President & Chief Executive Officer	Interim Chief Financial Officer	Interim Chief Accounting Officer
& Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of Revlon Consumer Products Corporation on March 16, 2023 and in the capacities indicated.

Signature	Title

*	Chairman of the Board
(Ronald O. Perelman)
*	Director
(E. Scott Beattie)
*	Director
(Alan S. Bernikow)
*	Director
(Victor Nichols)
*	Director
(Barry F. Schwartz)

* Andrew Kidd, by signing his name hereto, does hereby sign this report on behalf of the directors of the registrant above whose typed names asterisks appear, pursuant to powers of attorney duly executed by such directors and filed with the Securities and Exchange Commission.

By: /s/ Andrew Kidd
Andrew Kidd
Attorney-in-fact