Form 10-K/A
period 2022-12-31
REVLON INC /DE/; REVLON CONSUMER PRODUCTS CORP
filed 2023-04-21
CIK 887921, 890547

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

Indicate by check mark if the registrants are a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Revlon, Inc.	Yes ☐	No ☒
Revlon Consumer Products Corporation	Yes ☒	No ☐

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

At such date, (i) 46,223,321 shares of Revlon, Inc. Class A Common Stock were beneficially owned by MacAndrews & Forbes Incorporated and/or certain of its affiliates, related entities, and subsidiaries, as applicable, other than Revlon, Inc. and Revlon Consumer Products Corporation ("MacAndrews & Forbes); and (ii) all shares of Revlon Consumer Products Corporation ("Products Corporation") Common Stock were held by Revlon, Inc.

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

Auditor Name:    KPMG LLP        Auditor Location:    New York, NY        Auditor Firm ID:    185

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (the “Amendment”) amends the Annual Report on Form 10-K (the “2022 Form 10-K”) of Revlon, Inc. (“Revlon” or the “Company”) for the year ended December 31, 2022, as filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2023. We are filing this Amendment to amend Part III of the 2022 Form 10-K to include the information required by and not included in Part III of the 2022 Form 10-K.

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

Except as described above, no other changes have been made to the 2022 Form 10-K. The 2022 Form 10-K continues to speak as of the date of the 2022 Form 10-K, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the 2022 Form 10-K other than as expressly indicated in this Amendment. Accordingly, this Amendment should be read in conjunction with the 2022 Form 10-K and with our filings with the SEC subsequent to the filing of the 2022 Form 10-K.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

DIRECTORS

Our Board of Directors (the "Board") is comprised of ten (10) members as of March 15, 2023*:

Name	Age	Position
Ronald O. Perelman	80	Chairman
E. Scott Beattie	64	Non-Executive Vice Chairman
Paul Aronzon	68	Director
Alan Bernikow	82	Director
Kristin Dolan	57	Director
Cristiana Falcone	50	Director
Ceci Kurzman	53	Director
Victor Nichols	66	Director
Debra Perelman	49	President, Chief Executive Officer and Director
Barry F. Schwartz	73	Director
*Paul Aronzon was elected as a member of the Board effective January 12, 2023. D.J. (Jan) Baker resigned from the Board effective February 17, 2023.

Below are the names, ages and biographical information of each of the directors (a "Director") and a summary of the respective Directors’ skills and qualifications to serve on the Company’s Board of Directors.

Debra Perelman, the Company’s President, Chief Executive Officer and a Director, is the daughter of Ronald O. Perelman, the Chairman of the Company’s Board of Directors.

Ronald O. Perelman
Age: 80
Skills and Qualifications:
•Extensive business and financial experience (including managing diverse businesses within the MacAndrews & Forbes group of companies)
•Public company board experience
•Knowledge of the Company and long-standing service as a Company Director
•Position as the Company’s controlling beneficial stockholder
Committees: •None
Director Since: 1992	Public Company Directorships Held During the Past 5 Years: •Revlon, Inc. (1992 – present) •Revlon Consumer Products Corporation (1992 – June 2022) •Scientific Games Corporation (2003 – September 2020)
Mr. Perelman (80) has been Chairman of the Board of Directors of the Company and of Products Corporation since June 1998 and a Director of the Company since 1992. Mr. Perelman served as Director of Products Corporation from 1992 until 2022. Mr. Perelman has been Chairman of the Board and Chief Executive Officer of MacAndrews & Forbes, a company that acquires and manages a diversified portfolio of private and public companies, and certain of its affiliates since 1980. Mr. Perelman also served as Chairman of the Board of Scientific Games Corporation (“Scientific Games”) from November 2013 to September 2020.

E. Scott Beattie
Age: 64
Skills and Qualifications:
•Senior executive experience
•Public company board experience
•Familiarity with Elizabeth Arden and long-standing service as the former CEO of Elizabeth Arden
•Knowledge of the Company and on-going service as a Company Director

Committees: •Restructuring Committee
Director Since: 2016	Public Company Directorships Held During the Past 5 Years: •Revlon, Inc. (2016 – present) •Revlon Consumer Products Corporation (June 2022 - present) •Elizabeth Arden, Inc. (1995 – 2016)
Mr. Beattie (64) has been a Director of the Company since November 2016 and currently serves as a non-executive Vice Chairman of the Company’s Board. Mr. Beattie has also served as a member of the Company’s Restructuring Committee since June 2022 as well as a Director of Products Corporation’s Board since June 2022. Mr. Beattie served as a non-employee senior advisor to the Company’s Chief Executive Officer from 2016 to June 2022. Previously, Mr. Beattie served as Chairman of Elizabeth Arden’s Board from April 2000 until its acquisition by the Company in September 2016 and as a member of its Board from January 1995 until September 2016. From March 1998 until September 2016, he also served as Elizabeth Arden’s President and Chief Executive Officer. Mr. Beattie previously served in other positions with Elizabeth Arden, including as its Chief Operating Officer and Vice Chairman of its Board. He also serves on the Boards of Directors of Rexair, LLC, served on the board of Boosted.ai until September 2022 and served as a Board advisor for Crisp from 2019 until October 2022. Since May 2020, Mr. Beattie has served as Chairman of the Board of NexJ Systems, a company listed and traded on the Toronto Stock Exchange, and served as a member of its Audit Committee and Governance Committee until October 2022.

Paul Aronzon
Age: 68	Skills and Qualifications: •Senior executive and business experience •Extensive legal and restructuring experience •Public company board experience	Committees: •Restructuring Committee •Investigation Committee
Director Since: 2023
Public Company Directorships Held During the Past 5 Years:
•Revlon, Inc. (2023 – present)
•Revlon Consumer Products Corporation (2023 - present)
•CEC Entertainment (Chuck E. Cheese's (April 2020 - December 2020)
•Noble Corporation (April 2021 - September 2022)

Mr. Aronzon (68) has served as a Director of the Company and Products Corporation, and as a member of the Company’s Restructuring Committee since January 2023. From January to mid-February 2023, Mr. Aronzon served as an alternate member of the Company’s Investigation Committee. Effective February 17, 2023, Mr. Aronzon became the sole member of the Investigation Committee. Mr. Aronzon served as Director of CEC Entertainment from April to December of 2020 and Director of Noble Corporation from April 2021 until September 2022. Mr. Aronzon is a strategic financial consultant with extensive experience in successful exchange and tender offers, proxy contests, rights offerings, M&A (company and asset sales) and financing transactions, corporate reorganizations, corporate restructuring transactions and numerous successful dispute resolution matters, using mediation and various settlement processes. Mr. Aronzon is the founder of PSA Consulting, LLC, where he currently provides financial and business advice and fiduciary services, including as an independent director, lead director, chairperson or special committee member on boards of directors for public/public reporting and private companies in a variety of industries. Mr. Aronzon is also currently affiliated with Arete Capital Partners providing similar services. Formerly co-managing partner of Milbank’s Los Angeles office and co-leader of Milbank’s Global Financial Restructuring Group, he has over 40 years of experience as an attorney and lead advisor. He also served as the Executive Vice President at Imperial Capital and co-head of its Corporate Finance Group from 2006 to 2008. Mr. Aronzon has advised companies, boards, board committees, independent directors, sponsors, parties acquiring assets, debt or companies and others in transactions across a wide array of industries including, but not limited to, aerospace/defense, agriculture, airlines, apparel and textiles, automotive, broadcasting/cable and other media, chemical, commercial fishing, commercial real estate, construction, commodities trading, energy and electricity, entertainment, equipment rental and leasing, financial services, food and beverage, gaming, healthcare, housing development and home building, manufacturing, mining and timber, metals (including steel, aluminum and copper), oil and gas, pharmaceutical and nutraceutical, project finance, professional service firms (law, accounting and investment banking), publishing, retail, shipping, super markets, telecommunications, technology and bio-science.

Alan Bernikow
Age: 82
Skills and Qualifications:
•Senior executive and business experience
•Extensive accounting experience and financial expertise, including 26 years of service at Deloitte & Touche LLP and its predecessors
•Public company board and audit committee experience
•Knowledge of the Company and long-standing service as a Company Director
Committees: •Audit Committee (Chairman) •Restructuring Committee (Chairman) •Compensation Committee (Chairman) (until its dissolution in June 2022)
Director Since: 2003
Public Company Directorships Held During the Past 5 Years:
•Revlon, Inc. (2003 – present)
•Revlon Consumer Products Corporation (2003 – present)
•Mack-Cali Realty Corporation (2004 – June 2020)
•UBS Funds (2005 – present)
•FCB Financial Holdings, Inc. (2010 – January 2019)

Mr. Bernikow (82) has been a Director of the Company and of Products Corporation since September 2003 and serves as Chairman of the Company’s Audit Committee and as Chairman of the Company’s Restructuring Committee. Mr. Bernikow served on the Company’s Compensation Committee until its dissolution in June 2022. From 1998 until his retirement in May 2003, Mr. Bernikow served as the Deputy Chief Executive Officer of Deloitte & Touche LLP (“D&T”). Prior to that, Mr. Bernikow held various senior executive positions at D&T and its predecessor, Touche Ross, which he joined in 1977. Prior to that, Mr. Bernikow was the National Administrative Partner in Charge for the accounting firm, J.K. Lasser & Company, which he joined in 1966. From 2004 until June 2020, Mr. Bernikow served as a member of the Board and as Chairman of the Audit Committee of Mack-Cali Realty Corporation (“Mack-Cali”), a publicly-traded company which is required to file reports pursuant to the Exchange Act, and served as its Lead Independent Director since 2014. Mr. Bernikow is currently a member of the Board of K2 Integrity. Mr. Bernikow is also Chairman of the Board and serves as Chairman of the audit committees of certain funds (the “UBS Funds”) for which UBS Global Asset Management (US) Inc., a wholly-owned subsidiary of UBS AG, or one of its affiliates serves as investment advisor, sub-advisor or manager. From 2003 until March 2017, Mr. Bernikow served as a member of the Board and as a member of the Nominating and Corporate Governance Committee of Destination XL Group, Inc. Mr. Bernikow also served as the Chairman of the Audit Committee, and as a member of the Nominating and Governance Committee, the Compensation Committee and the Asset/Liability Committee of FCB Financial Holdings, Inc. from 2010 until its merger into Synovus Financial Corporation in January 2019.

Kristin Dolan
Age: 57	Skills and Qualifications: •Extensive business and senior executive experience •Public company board experience •Knowledge of the Company and on-going service as a Company Director	Committees: •Audit Committee
Director Since: 2017
Public Company Directorships Held During the Past 5 Years:
•Madison Square Garden Entertainment Corp. (April 2020-present)
•Revlon, Inc. (2017 – present)
•MSG Networks, Inc. ("MSG Networks") (2018 – July 2021)
•AMC Networks Inc. (2011 – present)
•Madison Square Garden Sports Corp. (2015 – December 2021)
•The Wendy’s Company (2017 – present)

Ms. Dolan (57) has served as a Director of the Company since May 2017 and has served as a member of the Company’s Audit Committee since July 2020. She also has served since February 2023 as Chief Executive Officer of AMC Networks Inc. and since November 2016 as Founder and Chief Executive Officer of 605, LLC, as well as Founder and Managing Partner of Dolan Family Ventures. Prior to that, Ms. Dolan held several executive roles at Cablevision Systems Corporation, including as Chief Operating Officer from 2014 until its sale in 2016; President of Optimum Services from 2013 until 2014; Senior Executive Vice President of Product Management and Marketing from 2011 until 2013; and Senior Vice President from 2003 until 2011. Ms. Dolan has served as a member of the Board of Madison Square Garden Entertainment Corp. (“MSGE”) since April 2020; AMC Networks Inc. since 2011; and The Wendy’s Company since July 2017. Ms. Dolan previously served as a member of the Board of Directors of Madison Square Garden Sports Corp. from 2015 until December 2021 and MSG Networks from 2018 until the merger with MSGE in July 2021. From 2010 until its sale in 2016, Ms. Dolan served as a member of the Board of Directors of Cablevision. Ms. Dolan previously served on the Foundation Board for SUNY Albany and the National Board for Women in Cable & Telecommunications.

Cristiana Falcone
Age: 50	Skills and Qualifications: •Senior executive and marketing experience •Public company board experience •Knowledge of the Company and long-standing service as a Company Director	Committees: •None
Director Since: 2014		Public Company Directorships Held During the Past 5 Years: •Revlon, Inc. (2014 – present) •Telecom Italia SPA (2021-present) •SVF Investment Corp 3 (2021 -present) •Viacom, Inc. (2013 – 2019)
Ms. Falcone (50) has served as a Director of the Company since March 2014. Over the past 20 years she has honed her experience as a strategic adviser, investor and philanthropist for a diverse array of global companies and international institutions. She is currently the Principal of CBF Strategy LLC and serves as the CEO of the JMCMRJ and BECS Foundations in the UK. Since February 2021, Ms. Falcone has served as a member of the Board of Directors of Telecom Italia SPA and has served as a member of its Related Party Committee and Sustainability Committee. From April 2021 until June 2022, when the SPAC target was taken public, Ms. Falcone served as a member of the Board of Directors of SVF Investment Corp 3, and she was a member of its Audit, Compensation and Nominating Committees. Since 2013 and until Viacom, Inc. merged with CBS Corporation in December 2019 to form ViacomCBS, Inc., Ms. Falcone served as a member of the Board of Viacom, served as a member of its Audit committee until 2016 and served on the Governance and Nominating Committee until the consummation of such merger. Ms. Falcone formerly served as Principal Consultant for the Office of Outreach and Partnership for the Inter-American Development Bank from 2011 to 2015. She held several business roles at the World Economic Forum (WEF) between 2004 and 2019. Prior to the WEF, Ms. Falcone worked at the International Labor Organization, Shell Ltd. and Radio Televisione Italiana. Ms. Falcone serves on the Board of the Global Fashion Agenda, Tufts University and the Paley Center for Media. She is a guest lecturer at LUISS University.

Ceci Kurzman
Age: 53
Skills and Qualifications:
•Senior executive experience in talent representation and talent-related brand-to-brand business development strategies
•Marketing experience
•Knowledge of the Company and long-standing service as a Company Director
Committees: •Audit Committee •Compensation Committee (until its dissolution in June 2022)
Director Since: 2013
Public Company Directorships Held During the Past 5 Years: •Warner Music Group (October 2020-present) •Revlon, Inc. (2013 – present) •Revlon Consumer Products Corporation (2019 – June 2022)
Ms. Kurzman (53) has been a Director of the Company since February 2013, and a Director of Products Corporation from June 2019 until June 2022. Ms. Kurzman serves as a member of the Company’s Audit Committee and served as a member of the Company’s Compensation Committee until its dissolution in June 2022. Ms. Kurzman serves as President of Nexus Management Group, Inc. (“Nexus”), a talent representation, consulting and private investing group focused on 360-degree marketing and asset building strategies, which she founded in 2004. Prior to founding Nexus, Ms. Kurzman joined Epic/Sony Music in 1997 as Vice President of Worldwide Marketing and held positions of increasing responsibility there until 2004. From 1992 to 1997, Ms. Kurzman held positions of increasing responsibility at Arista Records, including serving as Director of Artist Development. Since October 2020, Ms. Kurzman has served on the Board of Warner Music Group and has served as a member of its Nominating and Corporate Governance Committee. Ms. Kurzman also serves as a member of the Board of Choate Rosemary Hall, the Barefoot Foundation, Migreat Ltd., Tortoise Media Ltd., and Man Group plc., a company listed and traded on the London Stock Exchange. Ms. Kurzman has also served as a member of the Board of Medecins du Monde, Cirque du Soleil Entertainment Group of Spring Studios and the Desmond Tutu Peace Foundation.

Victor Nichols
Age: 66	Skills and Qualifications: •Extensive business and senior executive experience •Public company board experience •Knowledge of the Company and on-going service as a Company Director	Committees: •Audit Committee •Restructuring Committee
Director Since: 2019
Public Company Directorships Held During the Past 5 Years:
•Revlon, Inc. (2019 – present)
•Bank of Hawaii Corporation (2014 – present)
•Zovio Inc. (formerly known as Bridgepoint Education, Inc.) (2014 – 2022)
•Revlon Consumer Products Corporation (June 2022 - present)
•Make a Wish Foundation (2022 - present)

Victor K. Nichols (66) has been a Director of the Company since June 2019, a Director of Revlon Consumer Products Corporation since June 2022, has been a member of the Company’s Audit Committee since July 2020 and a member of the Company’s Restructuring Committee since June 2022. Mr. Nichols is currently an investor and strategic advisor, and the sole Manager operating under Ferrington Green Associates, LLC. Mr. Nichols served as an independent Advisor to Vericast from June 2019 to March 2020. Vericast is a portfolio of companies optimizing customer relationships through a broad variety of omnichannel solutions and is a wholly-owned subsidiary of MacAndrews & Forbes. Mr. Nichols served as a member of the Board of Directors of Vericast from January 2017 to June 2019, served as its Chief Executive Officer from January 2017 until December 2018 and served as its Chairman from January 2019 to June 2019. Mr. Nichols served as Chief Executive Officer of Valassis Communications, Inc., a wholly-owned subsidiary of Vericast, from April 2015 through December 2016. He served as Chief Executive Officer for North America at Experian plc from January 2010 through March 2014, as well as Managing Director for the U.K. and EMEA at Experian from February 2008 until January 2010. Mr. Nichols also led the Experian Internet businesses from February 2007 until February 2008. Prior to that, Mr. Nichols served as Chief Information Officer for Wells Fargo & Company, as Chief Executive Officer of Vicor, Inc., as President of Safeguard Business Systems Inc., as well as having served in various senior leadership positions at Bank of America Corporation. Mr. Nichols also served as Chairman of the Board of Directors of Crystal Cove Conservancy from 2014 to 2017. In addition, Mr. Nichols is a past member of the Economics Leadership Council, University of California, San Diego and served on the Leadership Council for UCI Bren School of Information and Computer Sciences and on the Dean's Advisory Board, University of California, Irvine Merage School. Mr. Nichols is also the Chairman of Make-A-Wish International, a not for profit entity providing wish journeys for critically ill children in 50 countries outside the U.S.

Debra Perelman
Age: 49	Skills and Qualifications: •Senior executive and business experience •Public company board experience •Knowledge of the Company, both as an executive and as a Company Director	Committees: •None
Director Since: 2015		Public Company Directorships Held During the Past 5 Years: •Revlon, Inc. (2015 – present) •Revlon Consumer Products Corporation (May 2018 – June 2022)
Ms. Perelman (49) has served as the Company’s President and Chief Executive Officer since May 2018, as a Director of the Company since June 2015 and as a Director of Products Corporation from May 2018 to June 2022. Ms. Perelman served as a member of the Company’s Compensation Committee until January 2018. Prior to her appointment as CEO, Ms. Perelman served as the Company’s Chief Operating Officer from January 2018 until May 2018. She also served as the Company’s EVP Strategy, Digital Content and New Business Development from December 2017 until January 2018 under a secondment arrangement with MacAndrews & Forbes. From 2014 until December 2017, Ms. Perelman also served as Executive Vice President, Strategy and New Business Development of MacAndrews & Forbes, a diversified holding company, which she joined in 2004 as Vice President. Prior to joining MacAndrews & Forbes, Ms. Perelman held various positions at the Company in corporate finance and brand marketing. Ms. Perelman is also the co-founder and serves as a member of the Board of Child Mind Institute, and is on Mastercard’s CPG Innovate Steering Committee.

Barry F. Schwartz
Age: 73	Skills and Qualifications: •Senior executive and business experience •Extensive legal experience •Public company board experience •Knowledge of the Company and long-standing service as a Company Director	Committees: •Restructuring Committee
Director Since: 2007
Public Company Directorships Held During the Past 5 Years:
•Revlon, Inc. (2007 – present)
•Revlon Consumer Products Corporation (2004 – present)
•Scientific Games Corporation (2003 – September 2020)
•Gaming and Leisure Properties, Inc. (2017 – present)

Mr. Schwartz (73) has been a Director of the Company since November 2007, a member of the Company’s Restructuring Committee since June 2022 and a Director of Products Corporation since March 2004. Mr. Schwartz has served as Emeritus Vice Chairman of MacAndrews & Forbes since July 2019 and prior to that Mr. Schwartz was Executive Vice Chairman and Chief Administrative Officer of MacAndrews & Forbes and various affiliates from October 2007 to December 2015. Prior to that, Mr. Schwartz was Executive Vice President and General Counsel of MacAndrews & Forbes and various affiliates since 1993 and Senior Vice President of MacAndrews & Forbes and various affiliates from 1989 to 1993. Mr. Schwartz has served as a member of the Board of Directors of Scientific Games from 2003 until September 2020, where he served as a member of the Compliance Committee and Compensation Committee; and as a member of the Board of Directors of Gaming and Leisure Properties, Inc. since May 2017, where he currently serves as a member of the Audit and Compliance Committee. Mr. Schwartz was formerly Vice Chairman and has served as a member of the Board of Trustees of The City University of New York until 2020. He is Trustee Emeritus and former Chairman of the Board of Trustees at Kenyon College and is a member of the Georgetown University Law Center Board of Visitors. Mr. Schwartz is a member of the Board of Directors of NYU Langone Medical Center.

EXECUTIVE OFFICERS

The following are the Company’s named executive officers (“Executive Officers” or “NEOs”) as of December 31, 2022:

Name	Current Position
Debra Perelman	President & Chief Executive Officer
Victoria Dolan*	Chief Financial Officer
Matt Kvarda	Interim Chief Financial Officer
*Victoria Dolan served as the Company’s Chief Financial Officer until her resignation effective September 30, 2022. Matt Kvarda was appointed as Interim Chief Financial Officer effective October 1, 2022.

The following sets forth the age (as of December 31, 2022) and biographical information for the Company’s Executive Officers, other than Ms. Perelman whose biographical information is included above with the Company’s Directors:

Victoria Dolan (63) served as the Company’s Chief Financial Officer from March 2018 to October 2022. Prior to joining the Company, Ms. Dolan most recently served as Chief Transformation Officer for The Colgate-Palmolive Company (“Colgate-Palmolive”) since October 2017. Prior to that role, Ms. Dolan served as Colgate-Palmolive’s Chief Transformation Officer and Corporate Controller from July 2016 to October 2017; Vice President, Corporate Controller and Principal Accounting Officer from February 2011 to July 2016; and Vice President, Finance and Strategic Planning, European and South Pacific Division, from November 2008 to January 2011. Prior to joining Colgate-Palmolive, Ms. Dolan held finance positions at Marriott International, Inc. from 2000 to 2008; The Coca-Cola Company from 1991 to 2000; and ARCO and ARCO Chemical Company from 1985 to 1991. Since January 2020, Ms. Dolan has served as a Board Advisor of Ocean Spray Cranberries Inc., which is a NASDAQ-listed company. Ms. Dolan received her B.A. in economics from the University of California Los Angeles (“UCLA”) and M.B.A. in accounting and finance from the UCLA Anderson School of Management. Ms. Dolan is a member of the Board of Trustees of both the TCS Education System and The Chicago School of Professional Psychology and of both of their respective Finance and Audit Committees.

Matt Kvarda (52) currently serves as the Company's Interim Chief Financial Officer. Mr. Kvarda is a Managing Director at Alvarez & Marsal, the Company’s restructuring advisor. With more than 14 years of restructuring experience, Mr. Kvarda has acted as both a principal, advisor and expert witness in myriad of turnaround, restructuring and reorganization situations. He has experience in a variety of industries, including sub-prime lending operations, automobile parts manufacturing, agriculture, energy, banking, retail, gaming and hospitality. Mr. Kvarda's notable experiences include leading the successful restructuring and reorganization of Daewoo Motor America, Inc., an $800 million distributor of automobiles and related parts in the U.S. He also had significant roles in other restructuring assignments, such as Springtime Growers, Southern California Edison, Oakwood Homes, Collins & Aikman, USA Capital, American Business Financial Services, Liberty House, Inc., Party America, Inc., Aladdin Gaming, Fitzgerald's Gaming Corp., Fountain View, Inc., Integrated Resources and Manchester Center. Prior to joining Alvarez & Marsal, Mr. Kvarda was a Senior Director with the restructuring practice of a Big Four accounting and consulting firm. He also served as an Assistant Vice President with the Special Assets Group of Bank of America. Mr. Kvarda earned a bachelor's degree in economics from the University of California, San Diego, and an MBA (concentration in finance) from the University of California, Los Angeles. He is a Certified Insolvency and Restructuring Advisor (CIRA), with distinction, and a member of the Association of Insolvency and Restructuring Advisors (AIRA). Mr. Kvarda has also participated in and chaired various seminars on a variety of restructuring and reorganization related topics.

CODE OF ETHICS

The Company has a written Code of Conduct and Business Ethics (the “Code of Conduct”) that includes a code of ethics (the “Senior Financial Officer Code of Ethics”) that applies to the Company’s CEO and senior financial officers, including the Company’s Chief Financial Officer, Company’s Interim Chief Financial Officer, Controller and persons performing similar functions (collectively, the “Senior Financial Officers”). Printable copies of the Code of Conduct are available at https://www.revloninc.com/our-company/code-of-conduct.php under the heading “Our Company - Our Code.” Copies of the Code of Conduct may also be requested, without charge, by contacting Andrew Kidd, at andrew.kidd@revlon.com. If the Company changes the Senior Financial Officer Code of Ethics in any material respect or waives any provision of the Code of Conduct for its Executive Officers or Directors, including waivers of the Senior Financial Officer Code of Ethics for any of its Senior Financial Officers, the Company will provide the public with notice of any such change or waiver by publishing an appropriate description of such event on its corporate website, www.revloninc.com, or by other appropriate means as required or permitted under applicable rules of the SEC. The Company does not currently expect to make any such waivers.

AUDIT COMMITTEE AND AUDIT COMMITTEE FINANCIAL EXPERT

The Company’s Class A Common Stock (the “Class A Common Stock”) was delisted from the New York Stock Exchange effective October 20, 2022 as a result of the Company’s Chapter 11 bankruptcy filing in June 2022. Following the delisting, the Company continues to apply the NYSE listing standards for purposes of compliance with Item 407 of Regulation S-K under the Securities Act of 1933, as amended (the “Securities Act”).

We have a separately designated standing audit committee (the “Audit Committee”). The Audit Committee is comprised of Alan Bernikow (Chairman), Kristin Dolan, Ceci Kurzman and Victor Nichols, each of whom the Board has determined satisfies the NYSE's and the SEC’s audit committee independence and financial experience requirements. Our Board has determined that Mr. Bernikow is an audit committee financial expert as defined under the applicable rules of the SEC and has the requisite financial sophistication as defined under the applicable rules and regulations of the NYSE. The audit committee operates under a written charter that satisfies the applicable standards of the SEC and NYSE.

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

Item 11. Executive Compensation

DIRECTOR COMPENSATION

The following Director Compensation table shows all compensation the Company’s Directors were paid in respect of their service on the Board in 2022:

Name (a)	Fees Earned or Paid in Cash (b)	All Other Compensation (c)	Total
Ronald O. Perelman	—	—	—
E. Scott Beattie	$403,435	$275,191.29	$678,626.29
Alan Bernikow	$425,416	$17,708	$443,124
Kristin Dolan	$125,000	—	$125,000
Cristiana Falcone*	$80,500	—	$80,500
Ceci Kurzman	$125,000	$17,708	$142,708
Victor Nichols	$411,250	—	$411,250
Debra Perelman	—	—	—
Barry F. Schwartz	$401,250	$17,708	$418,958
D.J. (Jan) Baker	$325,000	—	$325,000
*After Tax Withholding

(a)Mr. Perelman and Ms. Perelman did not receive any compensation for their service as Directors during 2022. For Ms. Perelman, see the “Summary Compensation Table” regarding compensation earned by Ms. Perelman in her role as the Company’s President & CEO during 2022.

(b)For 2022 services, the Board compensation program consisted of: (i) an annual Company Board retainer of $115,000 for the Company's directors; (ii) an additional annual retainer of $10,000 for each committee chairman; (iii) an additional annual retainer of $10,000 for each Audit Committee member; (iv) an additional annual retainer of $10,000 for each Investigation Committee member; and (v) a $45,000 monthly retainer for each Restructuring Committee member. There were no Board or committee meeting fees during 2022. This column additionally includes Travel and Expense reimbursements.

On June 15, 2022, in connection with the Company’s Chapter 11 bankruptcy filing, the Company’s Compensation Committee was dissolved by resolutions of the Board of Directors of Revlon, Inc. As a result of the dissolution of the Compensation Committee, Mr. Bernikow received full compensation for serving as Chair of the Compensation Committee for the first quarter of 2022 and prorated compensation for the second quarter of 2022 only. Mr. Bernikow, Mr. Beattie, Mr. Nichols and Mr. Schwartz received full compensation for serving as directors of Revlon, Inc. in the first and second quarters of 2022 only.

(c)For Mr. Beattie, the amount shown under the “All Other Compensation” column reflects the grant date value of RSUs granted during 2022 to Mr. Beattie in respect of advisory services to the Company, pursuant to the terms of an Amended and Restated Consulting Agreement dated March 11, 2020 (as amended in 2021 and 2022, the “Beattie Consulting Agreement”), pursuant to which Mr. Beattie agreed to serve as Senior Advisor to the Company’s CEO for a fee of $250,000 per year (the “Annual Advisory Fee”), supplemental to the Board’s compensation program for non-employee Directors. Pursuant to the amendments in 2021 and 2022, in lieu of cash compensation, the Company agreed to grant him RSUs equivalent in value to the Annual Advisory Fee, subject to vesting over 12 months, plus an additional true-up of RSUs (the “True-Up Shares”) in the event his original RSU grant does not have an aggregate value on the applicable vesting dates equal to the Annual Advisory Fee. The grant date value of RSUs award granted in 2022 is included in this column, as determined in accordance with FASB ASC Topic 718. For a discussion of valuation assumptions, see Note 12, "Stock Compensation Plan" to the Company's Audited Consolidated Financial Statements in the Company's 2022 Form 10-K. On June 12, 2022, the Company and Mr. Beattie entered into a mutual agreement to terminate the consulting agreement dated March 11, 2020 (the “Mutual Termination Letter”). Pursuant to the terms of the Mutual Termination Letter, the Beattie Consulting Agreement was terminated and all unvested restricted stock units of the Company granted to Mr. Beattie pursuant to the Beattie Consulting Agreement were forfeited as of the date thereof for no consideration. Following the Mutual Termination Letter, Mr. Beattie remains a member of the Board, but he is no longer obligated to provide separate advisory services pursuant to, and will not receive further compensation under, the Beattie Consulting Agreement.

This column also includes the following: For 2022 service, Products Corporation’s non-employee Directors (i.e., those Directors who were not receiving compensation as officers or employees of the Company or any of its affiliates) were paid an annual retainer fee of $25,000. For Messrs. Bernikow and Schwartz, as well as Ms. Kurzman, the amounts shown under the “All Other Compensation” column reflect fees received in respect of 2022 as members of Products Corporation’s Board. Mr. Perelman, as well as Ms. Perelman, also served as Directors of Products Corporation until June 2022, but received no fees for such services. The annual Board retainer of $25,000 for the directors of Products Corporation was eliminated on June 15, 2022 and as a result, Mr. Bernikow, Ms. Kurzman and Mr. Schwartz received full compensation for serving as directors of Products Corporation for the first quarter of 2022 and prorated compensation for the second quarter of 2022 only.

EXECUTIVE COMPENSATION

The following table sets forth the compensation the Company paid to its 2022 NEOs for services during the last 2 years. As noted in the footnotes to the summary compensation table, stock awards do not represent the value, if any, realized upon vesting, but instead generally represent the value of the underlying stock on the grant date.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($) (a)	Bonus ($) (b)	Stock Awards $ (c)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (d)	Total ($)

Debra Perelman President & CEO	2022	1,194,845	$7,085,166	7,525,000	—	—	131,691	15,936,702
	2021	1,158,942	—	5,450,000	—	—	168,998	6,777,940

Matt Kvarda Interim CFO	2022	495,000	—	—	—	—	—	495,000
	2021	—	—	—	—	—	—	—

Victoria Dolan Former CFO	2022	543,988	$800,000	2,550,000	0	0	34,146	3,928,134
	2021	690,708	—	1,500,000	0	0	72,451	2,263,159
____________________

(a)For Ms. Dolan, reflects the portion of the year in which she was employed, through September 30, 2022. Mr. Kvarda was appointed as Interim Chief Financial Officer of the Company effective October 1, 2022. As a result, the Company entered into an amendment to its engagement letter with Alvarez & Marsal, pursuant to which the Company pays Alvarez & Marsal a monthly fixed fee of $165,000 for Mr. Kvarda’s service as Interim Chief Financial Officer. Although paid by the Company to Alvarez & Marsal, such amounts for 2022 services are included in the Summary Compensation Table for Mr. Kvarda.

(b)See below for a description of the Key Employee Incentive Plan (“KEIP”) adopted in September 2022. No bonuses were paid for 2022 or 2021 under the Company’s Annual Bonus Program that was previously in place prior to implementation of the KEIP.

(c)Amounts set forth under the “Stock Awards” column reflect the aggregate grant date fair value of restricted stock units granted during the applicable year, as determined in accordance with FASB ASC Topic 718. For a discussion of valuation assumptions, see Note 12, “Stock Compensation Plan” to the Company's Audited Consolidated Financial Statements in the Company’s 2022 Form 10-K.

The stock awards granted to our NEOs in 2022 were 2022 RSU awards under the Stock Plan in the form of time-based RSUs (734,863 RSUs for Ms. Perelman and 249,023 RSUs for Ms. Dolan), with 60% scheduled to vest on March 4, 2023 and 40% on March 4, 2024, subject to the executive remaining employed on each vesting date. Although the reported grant date value for these awards for Ms. Perelman and Ms. Dolan was $7,525,000 and $2,550,000, respectively, these 2022 RSUs were forfeited in their entirety in connection with implementation of the KEIP and so are no longer outstanding. The stock awards granted in 2021, which had a grant date value for Ms. Perelman and Ms. Dolan of $5,450,00 and $1,500,000, respectively, were scheduled to vest 50% in March 2022 (at which time the value of the 50% portion that vested for Ms. Perelman and Ms. Dolan (the only tranche that vested before her departure) was $2,164,044 and $595,605, respectively); 25% in March 2023 (at which time the value of the 25% portion that vested for Ms. Perelman was $69,476); and 25% in March 2024. Revlon Common Stock is expected to be cancelled upon the Company’s emergence from Chapter 11 bankruptcy proceedings, including shares scheduled to vest in March 2024.

(d)For 2022 and 2021, the amounts shown under the “All Other Compensation” column in the table above consist of:

a.Name	Year	Car Allowance ($)	Tax Preparation and Financial Counseling Services ($)	Profit Sharing and Matching Contributions¹ ($)	Supplemental Medical Coverage ($)	Other Perquisites ($)	Separation Benefits ($)	Total All Other Compensation ($)
Debra Perelman	2022	30,000	10,000	18,300	73,391	—	—	131,691
	2021	30,000	10,000	60,213	68,785	—	—	168,998
Matt Kvarda	2022	—	—	—	—	—	—	—
Victoria Dolan	2022	18,000	7,500	18,300	346	—	—	34,146
	2021	24,000	10,000	38,002	449	—	—	72,451

Notes:

¹ The amounts shown under “Profit Sharing and Matching Contributions” column are under the Amended Revlon Employees' Savings, Investment and Profit Sharing Plan (the "401(k) Plan").

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table sets forth certain information regarding RSUs held by the 2022 NEOs under the Fourth Amended and Restated Revlon, Inc. Stock Plan (as amended to date, the “Revlon Stock Plan”) which had not vested and remained outstanding as of December 31, 2022.

Stock Awards
Name	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (b)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($) (a)
Debra Perelman	418,191	179,822
Matt Kvarda (c)	—	—
Victoria Dolan (c)	—	—

(a)The market value is based on the $00.43 per share closing price of Revlon’s Class A Common Stock on December 31, 2022 on the OTC market.

(b)The RSUs granted to Ms. Perelman under the 2020 LTIP represented the sum of (1) 158,756 time-based RSUs vesting ratably over a 3-year service period, of which 52,919 remained unvested at December 31, 2022 (vested on March 15, 2023); and (2) performance-based RSUs eligible for cliff-vesting in March 2023 at the completion of the 3-year performance period (i.e., 2020, 2021 and 2022), based on the average degree of the Company’s achievement of its performance targets over the 3 separately-measured 1-year performance periods (which resulted in 107,954 RSUs being earned and vested on March 15, 2023). The RSUs granted to Ms. Perelman under the 2021 LTIP represented 514,636 time-based RSUs vesting 50% in March 2022, 25% in March 2023 and 25% in March 2024, of which 257,318 remained unvested at December 31, 2022.

(c)Mr. Kvarda has not received equity awards from the Company. Ms. Dolan departed the Company on September 30, 2022, at which time her unvested equity awards were forfeited and therefore none were outstanding on December 31, 2022.

NARRATIVE DESCRIPTION OF EMPLOYMENT ARRANGEMENTS

Employment Agreements

During fiscal year 2022, the Company maintained employment agreements with Ms. Perelman and Ms. Dolan, summaries of which are set forth below. The Company maintains an agreement with Alvarez & Marsal, Mr. Kvarda’s employer.

Debra Perelman

The Company and Products Corporation entered into an amended and restated employment agreement with Ms. Perelman (the “CEO Employment Agreement”) on November 16, 2018 to reflect her role as the Company’s President and CEO. This agreement remained in place as of December 31, 2022.

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

On February 20, 2022, the Compensation Committee approved the following compensation for Ms. Perelman for 2022: a base salary of $1,201,180 effective February 26, 2022, an annual cash bonus target of 120% of her annualized base salary, and a 2022 RSU Award of $7,525,000.

Pursuant to the CEO Employment Agreement, Ms. Perelman is eligible to participate in the Company’s LTIP programs. She is also eligible to participate in other benefit and perquisites plans generally made available to the Company’s other senior executives at her level and to continue her participation in the MacAndrews & Forbes basic and executive health insurance plans.

Pursuant to the CEO Employment Agreement, (i) if the Company terminates Ms. Perelman’s employment without “cause” or if she resigns for “good reason,” she is eligible to receive: (A) her annual base salary plus prior year bonus, paid in equal installments over a 12-month period; (B) her annual bonus with respect to the year prior to the year of termination (if not already paid as of any such termination date) (the “CEO Prior Year Bonus”); (C) her annual bonus with respect to the year of termination, based on actual performance and pro-rated for the number of days actually worked during such year (the “CEO Pro-Rated Bonus”); (D) accelerated vesting of any outstanding 2019 LTIP awards, subject to achievement of any applicable performance goals, and continued vesting of any other outstanding LTIP awards during the 12-month period following the date of termination or resignation, subject to achievement of any applicable performance goals; and (E) up to 12 months of medical, vision and dental benefits; and (ii) if the Company terminates Ms. Perelman’s employment without “cause” or if she resigns for “good reason” within a 24-month period following a change of control, she is eligible to receive: (A) a lump-sum payment equal to two times her base salary plus average bonus paid over the prior five years (or over such shorter time period during which she was eligible for a bonus); (B) the CEO Prior Year Bonus; (C) the CEO Pro-Rated Bonus; (D) accelerated vesting of the time-based and performance-based portions of any outstanding LTIP awards; and (E) up to 12 months of medical, vision and dental benefits. In the event of a change of control, pursuant to the terms of the awards currently outstanding, all of her unvested time-based LTIP awards would vest and the restrictions applicable to all of her unvested performance-based LTIP awards would lapse, in each case as of immediately prior to the change of control, with any performance-based portion accelerated at target if prior to the end of a performance period.

Matt Kvarda

The Company does not have an agreement with Mr. Kvarda, who was appointed as Interim Chief Financial Officer of the Company effective October 1, 2022. The Company entered into an amendment to its engagement letter with Alvarez & Marsal, Mr. Kvarda’s employer, pursuant to which the Company pays Alvarez & Marsal a monthly fixed fee of $165,000 for Mr. Kvarda’s service as Interim Chief Financial Officer.

Victoria Dolan

On March 12, 2018, the Company and Products Corporation entered into an employment agreement with Ms. Dolan (the “CFO Employment Agreement”), which, among other things, provided that she will serve as the Company’s CFO at an annual base salary of not less than $600,000, with a target annual bonus under the Incentive Compensation Plan of not less than 75% of her base salary, with the possibility of exceeding such amount based upon the Company’s and/or her over-achievement of the applicable performance objectives. Ms. Dolan departed the Company on September 30, 2022, and did not receive any of the termination benefits under the CFO Employment Agreement described below.

On February 20, 2022, the Compensation Committee approved the following compensation for Ms. Dolan for 2022: a base salary of $731,850 effective February 26, 2022, an annual cash bonus target of 100% of her annualized base salary, and a 2022 RSU Award of $2,550,000.

During her employment with the Company, Ms. Dolan was eligible to participate in the Company’s LTIP programs and in other benefit and perquisite plans generally made available to the Company’s other senior executives at her level.

The term of the CFO Employment Agreement was indefinite, and it could be terminated by the Company pursuant to certain termination provisions. If the Company terminated Ms. Dolan’s employment for any reason other than for “cause,” or she resigned due to a material breach by the Company of the agreement, she would be eligible to receive the greater of: (a) the benefits provided under the Company’s Executive Severance Pay Plan (as described below); and (b) payment of base salary for 12 months; prior year bonus (if not already paid); annual bonus for the year of termination, based on actual performance results and pro-rated for the number of days actively employed during that year; and 12 months of medical, vision and dental benefits. In addition, pursuant to the terms of her 2019 LTIP, she would receive accelerated vesting of time-based RSUs that would have vested in the 12 months following the date of termination. The Executive Severance Pay Plan in effect at the beginning of 2022 provided, for an executive officer terminated without cause, base salary continuation for 12 months, plus an additional 2 weeks of base salary for each full year of service with the Company, up to a total of 18 months.

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

Key Employee Incentive Plan

On September 14, 2022, in connection with the Company’s pending Chapter 11 cases (the “Chapter 11 Cases”) in the U.S. Bankruptcy Court for the Southern District of New York (the “Bankruptcy Court”), the Bankruptcy Court approved a Key Employee Incentive Plan (the “KEIP”), which had previously been approved by the Restructuring Committee, subject to Bankruptcy Court approval. The KEIP was developed with the assistance of independent advisors to provide incentive-based compensation to its participants based on performance objectives for three financial metrics: (i) tested recurring EBITDA (weighted 60%), (ii) tested cumulative operating net cash flow (weighted 30%), and (iii) tested net sales (weighted 10%) (collectively, the “KEIP Metrics”). The KEIP provided for the KEIP Metrics to be measured over six quarterly periods (each, a “Performance Period”), beginning with the third quarter of 2022 and continuing through the fourth quarter of 2023, and quarterly payments to be made, to the extent performance goals are achieved, as soon as practicable after each Performance Period. In addition to the quarterly measurement of metrics, the KEIP provides that performance will be measured on a cumulative basis at the end of each year and a “catch-up” payment will be made to the extent aggregate performance and earned payouts based on annual performance exceed the quarterly payouts for such year to date.

Ms. Perelman and Ms. Dolan were eligible for the KEIP. For 2022, if threshold performance was achieved for each of the KEIP Metrics, the awards (the “KEIP Awards”) could be earned from 50% to 100% of the Target Award (as defined in the award agreement) depending upon performance, and for 2023, the KEIP Awards could be earned from 50% to 150% of the Target Award, based upon performance against 2023 goals for each of the KEIP Metrics. The Target Award for Ms. Perelman was approximately $14.2 million in the aggregate over the 18-month KEIP term and for Ms. Dolan was $800,000 for the third quarter of 2022 (the only quarter in which she was eligible for the KEIP prior to her departure), with maximum payments of approximately $17.7 million and $800,000, respectively.

KEIP Participants’ eligibility to receive KEIP Awards are subject to continued and active employment in good standing with the Company through the end of each quarter. If a KEIP participant is terminated with cause, such KEIP participant will forfeit eligibility to participate in the KEIP. If a KEIP participant is terminated without cause or due to death or disability or resigns for Good Reason (as defined in the award agreement), as applicable, in each case prior to the end of the applicable Performance Period, the KEIP participant (or the participant’s estate, as applicable) will be eligible to receive, subject to executing a release of claims, a prorated KEIP Award based upon the number of days actually worked out of the number of days available to work within the applicable Performance Period (with such prorated KEIP Award based on actual performance results against the applicable performance goals for such Performance Period for the KEIP Metrics). KEIP participants (other than Ms. Dolan) will also be eligible to earn a prorated annual “catch up” payment (based upon the number of days actually worked out of the number of days available to work within the applicable year and with such prorated catch up KEIP Award based on actual performance results against the applicable performance goals for such year for the KEIP Metrics). Other than for any payments to Ms. Dolan, payments under the KEIP are subject to a 50% claw back, and in the case of Ms. Perelman, a 100% claw back, if a KEIP participant’s employment is terminated prior to the earlier of (a) the confirmation date of any plan confirmed in the Chapter 11 Cases, and (b) December 31, 2023, for any reason other than termination of employment without cause, by Ms. Perelman for Good Reason or due to death or disability.

Payments Upon Termination and Change of Control

The following table shows the estimated aggregate termination benefits under Ms. Perelman’s CEO Employment Agreement, if she was terminated without “cause” or resigned from employment for “good reason” on December 31, 2022, or in the event of any such termination in connection with a “change of control,” as the case may be. As described above, Ms. Dolan's employment ended prior to December 31, 2022, and Mr. Kvarda does not have an agreement with the Company.

	Termination Without “Cause” or for “Good Reason”		Termination Without “Cause” or for “Good Reason” in connection with a “Change of Control”
Compensation Element	Severance Benefit	Approximate Value	Severance Benefit	Approximate Value
Base Salary	12 months	$1,201,180	24 months	$2,402,360
Bonus	Annual bonus earned for the year prior to the year of termination	$—	2 times the average amount of the gross bonus amounts earned over up to 5 calendar years of Revlon employment preceding termination	$394,324
2022 Annual Bonus	Pro-rated, based on actual results	$—	Pro-rated, based on actual results	$—
Medical, Vision and Dental Insurance	Up to 12 months (or earlier if eligible or coverage with new employer or COBRA period ends)	$73,391	Up to 12 months (or earlier if eligible for coverage with new employer or COBRA period ends)	$73,391
2020 LTIP	Pro-rated through 12 months post termination based on the actual results for the performance-based portion	$69,175	Unvested time-based and performance-based portions vest in full at target	$91,020
2021 LTIP	Pro-rated through 12 months post termination	$55,323	Unvested time-based and performance-based portions vest in full at target	$110,647
2022 RSU Award	(not applicable because forfeited prior to year-end)	$—	(not applicable because forfeited prior to year-end)	$—
KEIP	Pro-rated based on actual results (and so reflects full fourth quarter)	$3,542,583	Pro-rated based on actual results (and so reflects full fourth quarter)	$3,542,583

Total:		$8,586,321	Total:	$12,304,325

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of March 15, 2023 (except as otherwise noted), the number of shares of each class of the Company’s voting capital stock beneficially owned, and the percent so owned (based on 54,842,931 shares outstanding as of March 15, 2023), by: (i) each person known to the Company to be the beneficial owner of more than 5% of any class of the Company’s voting securities; (ii) each current Director of the Company; (iii) our NEOs; and (iv) as a group, all current Directors and NEOs. The number of shares owned are those beneficially owned, as determined under the SEC’s applicable rules, and such information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial or economic ownership includes any shares of voting capital stock as to which a person has sole or shared voting power or investment power and any shares of voting capital stock which the person has the right to acquire within 60 days through the exercise of any option, warrant or right, through conversion of any security or pursuant to the automatic termination of a power of attorney or revocation of a trust, discretionary account or similar arrangement.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (Revlon Common Stock)	Percentage of Class (Revlon Common Stock)
Ronald O. Perelman(1) c/o MacAndrews & Forbes Incorporated, 31 E. 62nd St., New York, NY 10065	46,223,321	84.28%

E. Scott Beattie c/o Revlon, 55 Water St., New York, NY 10041	50,248	*
Paul Aronzon c/o Revlon, 55 Water St., New York, NY 10041	—	—
Alan Bernikow c/o Revlon, 55 Water St., New York, NY 10041	13,250	*
Kristin Dolan c/o Revlon, 55 Water St., New York, NY 10041	—	—
Victoria Dolan(2) c/o Revlon, 55 Water St., New York, NY 10041	—	*
Cristiana Falcone c/o Revlon, 55 Water St., New York, NY 10041	—	—
Ceci Kurzman c/o Revlon, 55 Water St., New York, NY 10041	—	—
Matt Kvarda c/o Revlon, 55 Water St., New York, NY 10041
Victor Nichols c/o Revlon, 55 Water St., New York, NY 10041	—	—
Debra Perelman c/o Revlon, 55 Water St., New York, NY 10041	426,542	*
Barry F. Schwartz c/o MacAndrews & Forbes Incorporated, 31 E. 62nd St., New York, NY 10065	—	—
All Current Directors and Executive Officers, as a Group (12 Persons)	46,713,361	85.18%

* Less than one percent.
_____________________________________________________

(1)Mr. Perelman, through MacAndrews & Forbes, beneficially owned 46,223,321 shares of Revlon Class A Common Stock, representing approximately 84.28% of the Company’s issued and outstanding voting capital stock as of March 15, 2023. MacAndrews & Forbes has advised the Company that it has pledged shares of Revlon Class A Common Stock to secure certain obligations of MacAndrews & Forbes. Additional shares of the Company and shares of common stock of intermediate holding companies between the Company and MacAndrews & Forbes may from time-to-time be pledged to secure obligations of MacAndrews & Forbes. A default under any of these obligations that are secured by the pledged shares could cause a foreclosure with respect to such shares of Revlon Class A Common Stock or stock of intermediate holding companies between the Company and MacAndrews & Forbes. A foreclosure upon any such shares of common stock or dispositions of shares of Revlon Class A Common Stock or stock of intermediate holding companies between the Company and MacAndrews & Forbes that are beneficially owned by MacAndrews & Forbes could, in a sufficient amount, constitute a “change of control” under (i) the Super-Priority Senior Secured Debtor-in-Possession Asset-Based Credit Agreement, dated June 30, 2022, by and among Products Corporation, as the Borrower, Revlon, as Holdings, the lenders party thereto and MidCap Funding IV Trust, as Administrative Agent and Collateral Agent (the “DIP ABL Credit Agreement”) and (ii) the Super-Priority Senior Secured Debtor-in-Possession Credit Agreement, dated as of June 17, 2022, by and among Products Corporation, as the Borrower, Revlon, as Holdings, the lenders party thereto and Jefferies Finance LLC, as Administrative Agent and Collateral Agent (the “DIP Term Loan Credit Agreement” and together with the DIP ABL Credit Agreement, the “DIP Credit Agreements”).A change of control constitutes an event of default under the DIP ABL Credit Agreement and the DIP Term Loan Credit Agreement that would permit Products Corporation’s lenders to accelerate amounts outstanding under such facilities.

(2) Ms. Dolan departed the Company on September 30, 2022, at which time her unvested equity awards were forfeited. Accordingly, this reflects share holdings known to the Company as of her departure date.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth as of December 31, 2022, with respect to all equity compensation plans of the Company previously approved and not previously approved by its stockholders: (i) the number of securities to be issued upon the exercise of outstanding options, warrants and rights; (ii) the weighted-average exercise price of such outstanding options, warrants and rights; and (iii) the number of securities remaining available for future issuance under such equity compensation plans, excluding securities reflected in column (a).

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Previously Approved by Stockholders: Stock Plan	2,348,071 (1)	N/A(2)	4,250,560
Not Previously Approved by Stockholders:	—	—	—

(1) The amount shown under column (a) reflects the number of outstanding RSUs as of December 31, 2022.

(2) The restricted stock units described under column (a) have no exercise price.

(3) As of December 31, 2022, all of these shares remained available for issuance as awards of any kind permissible under the
Stock Plan, including awards of restricted stock and restricted stock units.

Item 13. Certain Relationships and Related Transactions, and Director Independence

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

As of December 31, 2021 and December 31, 2022, MacAndrews & Forbes beneficially owned approximately 86.13% and 85.12% of the issued and outstanding shares of Revlon Class A Common Stock, respectively. For additional information regarding MacAndrews & Forbes’ subsidiaries and affiliated entities holding such shares of Revlon Class A Common Stock, see their most recent Schedule 13D/A filed with the SEC on November 14, 2022. MacAndrews & Forbes is beneficially owned by Ronald O. Perelman. Mr. Perelman is Chairman of Revlon and Products Corporation’s Board of Directors. As a result, MacAndrews & Forbes is able to elect the entire Board of Directors of Revlon and Products Corporation and control the vote on all matters submitted to a vote of Revlon’s and Products Corporation’s stockholders.

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

The Company does not intend to request services under the Reimbursement Agreements unless their costs would be at least as favorable to the Company as could be obtained from unaffiliated third parties. The Reimbursement Agreements may be terminated by either party on 90 days' notice and will be terminated in connection with the Company’s emergence from Chapter 11 bankruptcy, currently expected in late April 2023.

The Company participates in MacAndrews & Forbes' directors and officers liability insurance program (the "D&O Insurance Program"), as well as its other insurance coverages, such as property damage, business interruption, liability and other coverages, which cover the Company, as well as MacAndrews & Forbes and its subsidiaries. The limits of coverage for certain of the policies are available on an aggregate basis for losses to any or all of the participating companies and their respective directors and officers. The Company reimburses MacAndrews & Forbes from time-to-time for their allocable portion of the premiums for such coverage or the Company pays the insurers directly, which premiums the Company believes are more favorable than the premiums that the Company would pay were it to secure stand-alone coverage. Any amounts paid by the Company directly to MacAndrews & Forbes in respect of premiums are included in the amounts paid under the Reimbursement Agreements. To ensure the availability of directors and officers liability insurance coverage through January 2023, the Company and MacAndrews & Forbes agreed to collectively make payments under MacAndrews & Forbes’ D&O Insurance Program. In furtherance of such arrangement, during 2021, the Company made payments of approximately $1.3 million to MacAndrews & Forbes under the Reimbursement Agreements. During 2022, the Company made no payments in respect of its participation in the D&O Insurance Program. Consequently, as of December 31, 2022, the Company has no balance outstanding in respect of its participation in the D&O Insurance Program.

As of result of the Company's Chapter 11 bankruptcy proceedings, the Company no longer participates in the D&O Insurance Program effective January 31, 2023.

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

The net activity related to services purchased under the Transfer and Reimbursement Agreements during the year ended December 31, 2022 and 2021 was less than $0.1 million income and $0.2 million income, respectively. As of both December 31, 2022 and December 31, 2021, a receivable balance of $0.1 million from MacAndrews & Forbes was included in the Company's Consolidated Balance Sheet in its 2022 Form 10-K for transactions subject to the Transfer and Reimbursement Agreements.

Registration Rights Agreement

Prior to the consummation of the Company's initial public equity offering in February 1996, the Company and the Company Worldwide Corporation (which subsequently merged into REV Holdings LLC, a Delaware limited liability company and a wholly-owned subsidiary of MacAndrews & Forbes ("REV Holdings")), the then direct parent of the Company entered into a registration rights agreement (the "Registration Rights Agreement"). In February 2003, MacAndrews & Forbes executed a joinder agreement to the Registration Rights Agreement, pursuant to which REV Holdings, MacAndrews & Forbes and certain transferees of Revlon's Class A Common Stock held by REV Holdings (the "Holders") have the right to require the Company to register under the Securities Act all or part of the Revlon Class A Common Stock owned by such Holders, including, without limitation, the shares of Revlon Class A Common Stock purchased by MacAndrews & Forbes in connection with the Company's 2003 $50.0 million equity rights offering and the shares of Revlon Class A Common Stock which were issued to REV Holdings upon its conversion of all 3,125,000 shares of its Class B Common Stock in October 2013 (a "Demand Registration"). In connection with closing the 2004 Company Exchange Transactions and pursuant to the 2004 Investment Agreement, MacAndrews & Forbes executed a joinder agreement that provided that MacAndrews & Forbes would also be a Holder under the Registration Rights Agreement and that all shares acquired by MacAndrews & Forbes pursuant to the 2004 Investment Agreement are deemed to be registrable securities under the Registration Rights Agreement. This included all of the shares of Revlon Class A Common Stock acquired by MacAndrews & Forbes in connection with the Company’s March 2006 $110 million rights offering of shares of its Revlon Class A Common Stock and related private placement to MacAndrews & Forbes, and the Company’s January 2007 $100 million rights offering of shares of its Revlon Class A Common Stock and related private placement to MacAndrews & Forbes. Pursuant to the Registration Rights Agreement, in 2009, the Company registered under the Securities Act all 9,336,905 shares of Revlon Class A Common Stock issued to MacAndrews & Forbes in the 2009 Exchange Offer, in which, among other things, the Company issued to MacAndrews & Forbes shares of Revlon Class A Common Stock at a ratio of one share of Revlon Class A Common Stock for each $5.21 of outstanding principal amount of the then-outstanding Senior Subordinated Term Loan that MacAndrews & Forbes contributed to the Company.

In addition, the Holders have the right to participate in registrations by the Company of its Revlon Class A Common Stock (a "Piggyback Registration"). The Holders will pay all out-of-pocket expenses incurred in connection with any Demand Registration. The Company will pay any expenses incurred in connection with a Piggyback Registration, except for underwriting discounts, commissions and expenses attributable to the shares of Revlon Common Stock sold by such Holders.

The Registration Rights Agreement will be terminated in connection with the Company's emergence from Chapter 11 bankruptcy, currently expected in late April 2023.

Other Transactions

Certain of Products Corporation’s debt obligations, including the (i) DIP Credit Agreements, (ii) Term Credit Agreement, dated as of September 7, 2016, by and among Products Corporation, as borrower, Revlon, certain lenders party thereto and Citibank, N.A. as administrative agent and collateral agent (as may be amended, supplemented or otherwise modified from time to time, the “2016 Credit Agreement”), (iii) the Asset-Based Revolving Credit Agreement, dated as of September 7, 2016, by and among Products Corporation, as borrower, Revlon, certain local borrowing subsidiaries from time to time party thereto, certain lenders and issuing lenders party thereto and Citibank, N.A., as administrative agent, collateral agent, issuing lender and swingline lender (as may be amended, supplemented or otherwise modified from time to time, the “Amended 2016 Revolving Credit Facility” and together with the 2016 Credit Agreement, the “2016 Credit Agreements”), (iv) the 2020 BrandCo Credit Agreement, dated as of May 7, 2020, by and among Products Corporation, Revlon and Jefferies Finance LLC, as administrative and collateral agent (as may be amended, supplemented or otherwise modified from time to time, the “2020 BrandCo Credit Agreement”) and (v) Products Corporation’s 6.25% Senior Notes due 2024 (the “6.25% Senior Notes”) issued pursuant to that certain indenture, dated as of August 4, 2016, by and among Products Corporation, as issuer, the guarantor parties thereto and U.S. Bank N.A., as trustee (as may be amended, supplemented or otherwise modified from time to time, the “6.25% Senior Notes Indenture”), have been, and may in the future be, supported by, among other things, guarantees from all of Products Corporation’s domestic subsidiaries (subject to certain limited exceptions) and, for the DIP ABL Credit Agreement, the DIP Term Loan Credit Agreement, the 2016 Credit Agreements and the 2020 BrandCo Credit Agreement, guarantees from Revlon, and, for the DIP Term Loan Credit Agreement, guarantees from certain of Products Corporation’s foreign subsidiaries. The obligations under such guarantees are secured by, among other things, all of the capital stock of Products Corporation and its domestic subsidiaries (subject to certain limited exceptions) and 66% (or, in the case of the DIP ABL Credit Agreement, the DIP Term Loan Credit Agreement and the 2020 BrandCo Credit Agreement, 100%) of the capital stock of Products Corporation's and its domestic subsidiaries' first-tier foreign subsidiaries, and, in the case of the DIP Term Loan Credit Agreement, capital stock of certain foreign subsidiaries.

During the year ended December 31, 2022 and 2021, the Company engaged several companies in which MacAndrews & Forbes had a controlling interest to provide the Company with various ordinary course business services. These services included processing approximately $7.8 million and $12.7 million of coupon redemptions for the Company's retail customers for the year ended December 31, 2022 and 2021, respectively, for which the Company incurred fees of approximately $0.2 million and $0.3 million for the year ended December 31, 2022 and 2021, respectively, and other similar advertising, coupon redemption and raw material supply services, for which the Company had net payables aggregating to approximately $0.1 million and $0.5 million for the year ended December 31, 2022 and 2021, respectively. As of December 31, 2022 and December 31, 2021, payable balances of approximately $3.1 million and $4.2 million, respectively, were included in the Company's Consolidated Balance Sheet in its 2022 Form 10-K for the aforementioned coupon redemption services. The Company believes that its engagement of each of these affiliates was on arm's length terms, taking into account each firm's expertise in its respective field, and that the fees paid or received were at least as favorable as those available from unaffiliated parties.

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

Also, as previously disclosed, in connection with Mr. Kvarda’s appointment as Interim Chief Financial Officer of the Company, the Company entered into an amendment to its engagement letter with Mr. Kvarda’s employer Alvarez & Marsal (the “A&M Engagement Letter Amendment”). Pursuant to the terms of the A&M Engagement Letter Amendment, the Company pays Alvarez & Marsal a monthly fixed fee of $165,000 for Mr. Kvarda’s service as Interim Chief Financial Officer. The A&M Engagement Letter Amendment was approved by the Bankruptcy Court on September 27, 2022. As of December 31, 2022, the Company paid Alvarez & Marsal an aggregate of $495,000 for Mr. Kvarda’s services as Interim Chief Financial Officer.

Director Independence

“CONTROLLED COMPANY” EXEMPTION

The Company’s Class A Common Stock was delisted from the New York Stock Exchange effective October 20, 2022 as a result of the Company’s filing for Chapter 11 bankruptcy in June 2022. Following the delisting, the Company continues to apply the NYSE listing standards for purposes of compliance with Item 407 of Regulation S-K under the Securities Act. The Company is a “controlled company” (i.e., one in which more than 50% of the voting power for the election of directors is held by an individual, a group or another company) within the meaning of NYSE rules. Accordingly, the Company is not required to have a majority of independent directors, a nominating and corporate governance committee or a compensation committee (each of which committees, under the NYSE’s rules, would otherwise be required to be comprised entirely of independent directors). Prior to the Company’s Chapter 11 Cases, the Company had a Compensation Committee consisting of Alan Bernikow and Ceci Kurzman. As described elsewhere in this Amendment, the Compensation Committee was dissolved following the Company’s Chapter 11 bankruptcy filing in June 2022 and all duties of the Compensation Committee were delegated to the newly formed Restructuring Committee. The Restructuring Committee is also charged with overseeing all key matters in connection with the Company's Chapter 11 Cases. The Company currently avails itself of the NYSE’s “controlled-company” exemption from the requirement to have a compensation committee (following the Company's Chapter 11 bankruptcy filing in June 2022), nominating and corporate governance committee, and has from time to time not maintained a majority of independent directors.

The Board has determined that the following current Directors qualify as independent directors under Section 303A.02 of the NYSE Listed Company Manual and under the Revlon, Inc. Board Guidelines for Assessing Director Independence (the “Independence Guidelines”): Paul Aronzon, Alan Bernikow, Kristin Dolan, Cristiana Falcone, Ceci Kurzman, Victor Nichols, and Barry F. Schwartz, representing a majority of the members of the Board. The Independence Guidelines are available at www.revloninc.com under the heading “Investors - Corporate Governance”.

As of December 31, 2022, all members of the Company’s Audit Committee (consisting of Alan Bernikow (Chairman), Kristin Dolan, Ceci Kurzman and Victor Nichols) were independent.

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

The Audit Committee has an Audit Committee Pre-Approval Policy for pre-approving all permissible audit and non-audit services performed by KPMG. During 2022, an electronic printable copy of the 2022 Audit Committee Pre-Approval Policy was available at www.revloninc.com. An electronic printable copy of the 2023 Audit Committee Pre-Approval Policy is currently available at www.revloninc.com. The Audit Committee also has the authority to approve services to be provided by KPMG at its meetings and by unanimous written consents.

The aggregate fees billed for professional services by KPMG in 2022 and 2021 for these various services for the Company and Products Corporation in the aggregate are set forth in the table, below:

Types of Fees (USD in millions)	2022	2021
Audit Fees	$7.1	$6.0
Audit-Related Fees	$0.5	$0.5
Tax Fees	$4.9	$5.4
All Other Fees	—	—
Total Fees	$12.5	$11.9
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

WEBSITE AVAILABILITY OF REPORTS, CORPORATE GOVERNANCE INFORMATION AND OTHER FINANCIAL INFORMATION

The Company maintains a comprehensive corporate governance program, including Corporate Governance Guidelines for Revlon’s Board of Directors, Revlon’s Board Guidelines for Assessing Director Independence and a charter for Revlon’s Audit Committee. Revlon maintains a corporate investor relations website, www.revloninc.com, where stockholders and other interested persons may review, without charge, among other things, Revlon's corporate governance materials and certain SEC filings (such as Revlon's annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, annual reports, Section 16 reports reflecting certain changes in the stock ownership of Revlon’s Directors and Section 16 officers, and certain other documents filed with the SEC), each of which are generally available on the same business day as the filing date with the SEC on the SEC’s website http://www.sec.gov. Products Corporation's SEC filings are also available on the SEC's website http://www.sec.gov. In addition, under the section of the website entitled, "Corporate Governance," Revlon posts printable copies of the latest versions of its Corporate Governance Guidelines, Board Guidelines for Assessing Director Independence and a charter for Revlon's Audit Committee, as well as the Company's Code of Conduct and Business Ethics, which includes the Company's Code of Ethics for Senior Financial Officers, and the Audit Committee Pre-Approval Policy. From time-to-time, the Company may post on https://www.revloninc.com certain presentations that may include material information regarding its business, financial condition and/or results of operations. Materials relating to the Company's Chapter 11 bankruptcy proceedings can be accessed by visiting https://cases.ra.kroll.com/Revlon/Home-DocketInfo. The business and financial materials and any other statement or disclosure on, or made available through, the websites referenced herein shall not be deemed incorporated by reference into this Amendment.

PART IV
Item 15. Exhibits, Financial Statement Schedules

(a) The following documents were filed as part of the 2022 Form 10-K:
1. Financial Statements. The consolidated financial statements of the Company included in Part II, Item 8 of the 2022 Form 10-K.
2. Financial Statement Schedules. All schedules were omitted from the 2022 Form 10-K because they were not applicable or the required information was shown in the financial statements or notes thereto.
3. Exhibits. The exhibits listed on the Exhibit Index of the 2022 Form 10-K.

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

21.	Subsidiaries.
21.1	Subsidiaries of Revlon, Inc. (incorporated by reference to Exhibit 21.1 to the 2022 Form 10-K).
23.	Consents of Experts and Counsel.
23.1	Consent of KPMG LLP (incorporated by reference to Exhibit 23.1 to the 2022 Form 10-K).
24.	Powers of Attorney.
24.1	Power of Attorney executed by Ronald O. Perelman (incorporated by reference to Exhibit 24.1 to the 2022 Form 10-K).
24.2	Power of Attorney executed by E. Scott Beattie (incorporated by reference to Exhibit 24.2 to the 2022 Form 10-K).
24.3	Power of Attorney executed by Paul Aronzon (incorporated by reference to Exhibit 24.3 to the 2022 Form 10-K).
24.4	Power of Attorney executed by Alan S. Bernikow (incorporated by reference to Exhibit 24.4 to the 2022 Form 10-K).
24.5	Power of Attorney executed by Kristin Dolan (incorporated by reference to Exhibit 24.5 to the 2022 Form 10-K).
24.6	Power of Attorney executed by Cristiana Falcone (incorporated by reference to Exhibit 24.6 to the 2022 Form 10-K).
24.7	Power of Attorney executed by Ceci Kurzman (incorporated by reference to Exhibit 24.7 to the 2022 Form 10-K).
24.8	Power of Attorney executed by Victor Nichols (incorporated by reference to Exhibit 24.8 to the 2022 Form 10-K).
24.9	Power of Attorney executed by Debra G. Perelman (incorporated by reference to Exhibit 24.9 to the 2022 Form 10-K).
24.10	Power of Attorney executed by Barry F. Schwartz (incorporated by reference to Exhibit 24.10 to the 2022 Form 10-K).
*31.1	Certification of Debra Perelman, Chief Executive Officer, dated April 21, 2023, pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.
*31.2	Certification of Matt Kvarda, Interim Chief Financial Officer, dated April 21, 2023, pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.
*31.3	Certification of Debra Perelman, Chief Executive Officer, dated April 21, 2023, pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.
*31.4	Certification of Matt Kvarda, Interim Chief Financial Officer, dated April 21, 2023, pursuant to Rule 13a-14(a)/15d-14(a) of the Exchange Act.
**32.1	Certification of Debra Perelman, Chief Executive Officer, dated April 21, 2023, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**32.2	Certification of Matt Kvarda, Interim Chief Financial Officer, dated April 21, 2023, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**32.3	Certification of Debra Perelman, Chief Executive Officer, dated April 21, 2023, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**32.4	Certification of Matt Kvarda, Interim Chief Financial Officer, dated April 21, 2023, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Revlon, Inc Audit Committee Pre-Approval Policy (incorporated by reference to Exhibit 99.1 to the 2022 Form 10-K).

*101.SCH	Inline XBRL Taxonomy Extension Schema

*101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase
*101.LAB	Inline XBRL Taxonomy Extension Label Linkbase
*101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase
*104	Cover Page Interactive Data File, formatted in Inline XBRL and contained in Exhibit 101
*Filed herewith.
**Furnished herewith.

S I G N A T U R E S
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: April 21, 2023

REVLON, INC.

By: /s/ Debra Perelman
Debra Perelman
President, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of Revlon, Inc. on April 21, 2023 and in the capacities indicated.

Signature	Title

/s/ Debra Perelman	President, Chief Executive Officer and Director
(Debra Perelman)
/s/ Matt Kvarda	Interim Chief Financial Officer
(Matt Kvarda)
/s/ Christine Chen	Interim Chief Accounting Officer & Controller
(Christine Chen)
*	Chairman of the Board and Director
(Ronald O. Perelman)
*	Vice Chairman of the Board and Director
(E. Scott Beattie)
*	Director
(Paul Aronzon)
*	Director
(Alan Bernikow)
*	Director
(Kristin Dolan)
*	Director
(Cristiana Falcone)
*	Director
(Ceci Kurzman)
*	Director
(Victor Nichols)
*	Director
(Barry F. Schwartz)
* Andrew C. Kidd, by signing his name hereto, does hereby sign this report on behalf of the Directors of the registrant above whose typed names asterisks appear, pursuant to powers of attorney duly executed by such Directors and filed with the Securities and Exchange Commission.

By: /s/ Andrew C. Kidd
Andrew C. Kidd
Attorney-in-fact

S I G N A T U R E S
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: April 21, 2023

REVLON CONSUMER PRODUCTS CORPORATION
By: /s/ Debra Perelman
Debra Perelman
President, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of Revlon Consumer Products Corporation on April 21, 2023 and in the capacities indicated.

Signature	Title
/s/ Debra Perelman	President & Chief Executive Officer
(Debra Perelman)
/s/ Matt Kvarda	Interim Chief Financial Officer
(Matt Kvarda)
/s/ Christine Chen	Interim Chief Accounting Officer & Controller
(Christine Chen)
*	Chairman of the Board
(Ronald O. Perelman)
*	Director
(Paul Aronzon)
*	Director
(E. Scott Beattie)
*	Director
(Alan S. Bernikow)
*	Director
(Victor Nichols)
*	Director
(Barry F. Schwartz)

* Andrew C. Kidd, by signing his name hereto, does hereby sign this report on behalf of the Directors of the registrant above whose typed names asterisks appear, pursuant to powers of attorney duly executed by such Directors and filed with the Securities and Exchange Commission.

By: /s/ Andrew C. Kidd
Andrew C. Kidd
Attorney-in-fact